Form 10-Q
period 2021-05-09
COSTCO WHOLESALE CORP /NEW
filed 2021-06-03
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 9, 2021
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

The number of shares outstanding of the issuer's common stock as of May 26, 2021 was 442,069,091.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
REVENUE
Net sales	$44,376	$36,451	$130,611	$110,943
Membership fees	901	815	2,643	2,435
Total revenue	45,277	37,266	133,254	113,378
OPERATING EXPENSES
Merchandise costs	39,415	32,249	115,951	98,538
Selling, general and administrative	4,189	3,830	12,829	11,305
Preopening expenses	10	8	41	29
Operating income	1,663	1,179	4,433	3,506
OTHER INCOME (EXPENSE)
Interest expense	(40)	(37)	(119)	(109)
Interest income and other, net	27	21	75	101
INCOME BEFORE INCOME TAXES	1,650	1,163	4,389	3,498
Provision for income taxes	417	311	1,004	843
Net income including noncontrolling interests	1,233	852	3,385	2,655
Net income attributable to noncontrolling interests	(13)	(14)	(48)	(42)
NET INCOME ATTRIBUTABLE TO COSTCO	$1,220	$838	$3,337	$2,613
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$2.75	$1.90	$7.53	$5.91
Diluted	$2.75	$1.89	$7.51	$5.89
Shares used in calculation (000s):
Basic	443,043	442,322	443,043	442,054
Diluted	444,127	443,855	444,336	443,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,233	$852	$3,385	$2,655
Foreign-currency translation adjustment and other, net	54	(396)	411	(224)
Comprehensive income	1,287	456	3,796	2,431
Less: Comprehensive income attributable to noncontrolling interests	15	16	71	60
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$1,272	$440	$3,725	$2,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	May 9, 2021	August 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,226	$12,277
Short-term investments	900	1,028
Receivables, net	1,595	1,550
Merchandise inventories	13,975	12,242
Other current assets	1,220	1,023
Total current assets	27,916	28,120
OTHER ASSETS
Property and equipment, net	23,177	21,807
Operating lease right-of-use assets	2,875	2,788
Other long-term assets	3,306	2,841
TOTAL ASSETS	$57,274	$55,556
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$15,538	$14,172
Accrued salaries and benefits	3,826	3,605
Accrued member rewards	1,617	1,393
Deferred membership fees	2,102	1,851
Current portion of long-term debt	92	95
Other current liabilities	4,807	3,728
Total current liabilities	27,982	24,844
OTHER LIABILITIES
Long-term debt, excluding current portion	7,495	7,514
Long-term operating lease liabilities	2,641	2,558
Other long-term liabilities	2,182	1,935
TOTAL LIABILITIES	40,300	36,851
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value; 900,000,000 shares authorized; 442,141,000 and 441,255,000 shares issued and outstanding	4	4
Additional paid-in capital	6,921	6,698
Accumulated other comprehensive loss	(909)	(1,297)
Retained earnings	10,466	12,879
Total Costco stockholders’ equity	16,482	18,284
Noncontrolling interests	492	421
TOTAL EQUITY	16,974	18,705
TOTAL LIABILITIES AND EQUITY	$57,274	$55,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended May 9, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 14, 2021	442,654	$4	$6,843	$(961)	$9,766	$15,652	$477	$16,129
Net income	—	—	—	—	1,220	1,220	13	1,233
Foreign-currency translation adjustment and other, net	—	—	—	52	—	52	2	54
Stock-based compensation	—	—	87	—	—	87	—	87
Release of vested restricted stock units (RSUs), including tax effects	6	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(519)	—	(8)	—	(171)	(179)	—	(179)
Cash dividend declared	—	—	—	—	(349)	(349)	—	(349)
BALANCE AT MAY 9, 2021	442,141	$4	$6,921	$(909)	$10,466	$16,482	$492	$16,974

	12 Weeks Ended May 10, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 16, 2020	441,622	$4	$6,506	$(1,280)	$11,384	$16,614	$385	$16,999
Net income	—	—	—	—	838	838	14	852
Foreign-currency translation adjustment and other, net	—	—	—	(398)	—	(398)	2	(396)
Stock-based compensation	—	—	90	—	—	90	—	90
Release of vested RSUs, including tax effects	7	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(106)	—	(2)	—	(29)	(31)	—	(31)
Cash dividend declared	—	—	—	—	(310)	(310)	—	(310)
BALANCE AT MAY 10, 2020	441,523	$4	$6,593	$(1,678)	$11,883	$16,802	$401	$17,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	36 Weeks Ended May 9, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 30, 2020	441,255	$4	$6,698	$(1,297)	$12,879	$18,284	$421	$18,705
Net income	—	—	—	—	3,337	3,337	48	3,385
Foreign-currency translation adjustment and other, net	—	—	—	388	—	388	23	411
Stock-based compensation	—	—	552	—	—	552	—	552
Release of vested restricted stock units (RSUs), including tax effects	1,926	—	(312)	—	—	(312)	—	(312)
Repurchases of common stock	(1,040)	—	(17)	—	(351)	(368)	—	(368)
Cash dividends declared	—	—	—	—	(5,399)	(5,399)	—	(5,399)
BALANCE AT MAY 9, 2021	442,141	$4	$6,921	$(909)	$10,466	$16,482	$492	$16,974

	36 Weeks Ended May 10, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2019	439,625	$4	$6,417	$(1,436)	$10,258	$15,243	$341	$15,584
Net income	—	—	—	—	2,613	2,613	42	2,655
Foreign-currency translation adjustment and other, net	—	—	—	(242)	—	(242)	18	(224)
Stock-based compensation	—	—	510	—	—	510	—	510
Release of vested RSUs, including tax effects	2,266	—	(328)	—	—	(328)	—	(328)
Repurchases of common stock	(368)	—	(6)	—	(104)	(110)	—	(110)
Cash dividends declared	—	—	—	—	(884)	(884)	—	(884)
BALANCE AT MAY 10, 2020	441,523	$4	$6,593	$(1,678)	$11,883	$16,802	$401	$17,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	36 Weeks Ended
	May 9, 2021	May 10, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$3,385	$2,655
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,222	1,140
Non-cash lease expense	189	116
Stock-based compensation	550	508
Other non-cash operating activities, net	19	(23)
Deferred income taxes	(16)	(5)
Changes in operating assets and liabilities:
Merchandise inventories	(1,531)	265
Accounts payable	1,256	(571)
Other operating assets and liabilities, net	944	534
Net cash provided by operating activities	6,018	4,619
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(802)	(1,034)
Maturities of short-term investments	955	1,149
Additions to property and equipment	(2,494)	(1,958)
Acquisitions	—	(1,133)
Other investing activities, net	(39)	26
Net cash used in investing activities	(2,380)	(2,950)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	1	(145)
Proceeds from issuance of long-term debt	—	3,992
Repayments of long-term debt	—	(1,700)
Tax withholdings on stock-based awards	(312)	(328)
Repurchases of common stock	(367)	(111)
Cash dividend payments	(5,050)	(860)
Other financing activities, net	(41)	(77)
Net cash (used in) provided by financing activities	(5,769)	771
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	80	2
Net change in cash and cash equivalents	(2,051)	2,442
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	12,277	8,384
CASH AND CASH EQUIVALENTS END OF PERIOD	$10,226	$10,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of the year for:
Interest	$98	$71
Income taxes, net	$867	$458
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$349	$310

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended May 9, 2021, Costco operated 809 warehouses worldwide: 559 in the United States (U.S.) located in 45 states, Washington, D.C., and Puerto Rico, 105 in Canada, 39 in Mexico, 29 in the United Kingdom (U.K.), 29 in Japan, 16 in Korea, 14 in Taiwan, 12 in Australia, three in Spain, and one each in Iceland, France and China. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2021 is a 52-week year ending on August 29, 2021. References to the third quarter of 2021 and 2020 relate to the 12-week fiscal quarters ended May 9, 2021, and May 10, 2020. References to the first thirty-six weeks of 2021 and 2020 relate to the 36 weeks ended May 9, 2021, and May 10, 2020.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from the novel coronavirus (COVID-19) and related public and private sector policies and initiatives. Actual results could differ from those estimates and assumptions.
Note 2—Acquisition of Innovel
On March 17, 2020, the Company acquired Innovel Solutions for $999, using existing cash and cash equivalents. Innovel (now known as Costco Wholesale Logistics or CWL) provides final-mile delivery, installation and white-glove capabilities for big and bulky products across the United States and Puerto Rico. Its financial results have been included in the Company's consolidated financial statements from the date of acquisition.
As of May 9, 2021, the provisional period of the acquisition has ended, and the Company has completed the accounting for the acquisition. The net purchase price of $999 has been allocated to the tangible and intangible assets of $294 and liabilities assumed of $235, based on fair values on the acquisition date. The remaining unallocated net purchase price of $940 was recorded as goodwill. Goodwill represents the acquisition's benefits to the Company, which include the ability to serve more members and improve delivery times, enabling growth in certain segments of our U.S. e-commerce operations. The Company assigned this goodwill, which is deductible for tax purposes, to reporting units within the U.S. segment. Changes to the purchase price allocation originally recorded in the third quarter of 2020 were not material.
Note 3—Investments
The Company's investments were as follows:

May 9, 2021:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$427	$8	$435
Held-to-maturity:
Certificates of deposit	465	—	465
Total short-term investments	$892	$8	$900

August 30, 2020:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$436	$12	$448
Held-to-maturity:
Certificates of deposit	580	—	580
Total short-term investments	$1,016	$12	$1,028

Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended May 9, 2021, and August 30, 2020. At those dates, there were no available-for-sale securities in a continuous unrealized-loss position. There were no sales of available-for-sale securities during the first thirty-six weeks of 2021 or 2020.
The maturities of available-for-sale and held-to-maturity securities at May 9, 2021, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$219	$220	$465
Due after one year through five years	208	215	—
Total	$427	$435	$465

Note 4—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized.

	Level 2
	May 9, 2021	August 30, 2020
Investment in government and agency securities(1)	$435	$508
Forward foreign-exchange contracts, in asset position(2)	3	1
Forward foreign-exchange contracts, in (liability) position(2)	(21)	(21)
Total	$417	$488
 _______________
(1)At August 30, 2020, $60 cash and cash equivalents and $448 short-term investments are included in the accompanying condensed consolidated balance sheets.
(2)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At May 9, 2021, and August 30, 2020, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first thirty-six weeks of 2021 or 2020.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first thirty-six weeks of 2021 or 2020.

Note 5—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	May 9, 2021	August 30, 2020
2.300% Senior Notes due May 2022	$800	$800
2.750% Senior Notes due May 2024	1,000	1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	830	857
Total long-term debt	7,630	7,657
Less unamortized debt discounts and issuance costs	43	48
Less current portion(1)	92	95
Long-term debt, excluding current portion	$7,495	$7,514
 _______________
(1)Net of unamortized debt discounts and issuance costs.
The fair value of Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $7,750 and $7,987 at May 9, 2021, and August 30, 2020.
Note 6—Equity
Dividends
The Company’s current quarterly dividend is $0.79 per share, compared to $0.70 in the third quarter of 2020. On April 14, 2021, the Board of Directors declared a quarterly cash dividend in the amount of $0.79 per share, which was paid on May 14, 2021.
Stock Repurchase Programs
Stock repurchase activity during the third quarter and first thirty-six weeks of 2021 and 2020 is summarized below:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Third quarter of 2021	519	$346.19	$179
First thirty-six weeks of 2021	1,040	$353.87	$368

Third quarter of 2020	106	$296.38	$31
First thirty-six weeks of 2020	368	$298.53	$110
These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at quarter end. The remaining amount available for stock repurchases under the approved plan was $3,377 at May 9, 2021. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

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
As required by the Company's Seventh Restated 2002 Incentive Plan and 2019 Incentive Plan, in conjunction with a special cash dividend paid in the second quarter of 2021, the number of shares subject to outstanding RSUs was increased on the dividend record date to preserve their value. They were adjusted by multiplying the number of outstanding shares by a factor of 1.019 (rounded up to a whole share), representing the ratio of the Nasdaq closing price of $391.77 on November 30, 2020, which was the last trading day immediately prior to the ex-dividend date, to the Nasdaq opening price of $384.50 on the ex-dividend date, December 1, 2020. The outstanding RSUs increased by approximately 94,000. The adjustment did not result in additional stock-based compensation expense, as the fair value of the awards did not change. As further required by the plans, the maximum number of shares issuable was proportionally adjusted, which resulted in an additional 222,000 RSU shares available to be granted.
Summary of Restricted Stock Unit Activity
At May 9, 2021, 11,981,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•4,242,000 time-based RSUs, which vest upon continued employment over specified periods;
•29,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and
•102,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2021, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below. The Company recognized compensation expense for these awards in the third quarter of 2021, as it is currently deemed probable that the targets will be achieved.
The following table summarizes RSU transactions during the first thirty-six weeks of 2021:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 30, 2020	5,174	$207.55
Granted	1,982	369.15
Vested and delivered	(2,760)	235.67
Forfeited	(117)	251.89
Special cash dividend	94	N/A
Outstanding at May 9, 2021	4,373	$257.87
The remaining unrecognized compensation cost related to unvested RSUs at May 9, 2021, was $852, and the weighted-average period over which this cost will be recognized is 1.7 years.

Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
Stock-based compensation expense	$87	$88	$550	$508
Less recognized income tax benefit	18	18	115	105
Stock-based compensation expense, net	$69	$70	$435	$403

Note 8—Taxes
The Company's reported effective income tax rate for the first thirty-six weeks of 2021 was 26.4%, excluding the impact of discrete net tax benefits. The provision for income taxes was favorably impacted by discrete tax items, including $75 related to the excess tax benefit on stock compensation, $70 related to the portion of the special cash dividend payable through our 401(k) plan and $19 primarily related to a reduction in the valuation allowance against certain deferred tax assets.
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

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
Net income attributable to Costco	$1,220	$838	$3,337	$2,613
Weighted average basic shares	443,043	442,322	443,043	442,054
RSUs	1,084	1,533	1,293	1,700
Weighted average diluted shares	444,127	443,855	444,336	443,754
Anti-dilutive RSUs	1,046	—	—	—
Anti-dilutive shares are excluded from the calculation of diluted shares and earnings per diluted share because their impact would increase earnings per diluted share.

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
The Company is a defendant in an action commenced in August 2013 under the California Labor Code Private Attorneys General Act (PAGA) alleging violation of California Wage Order 7-2001 for failing to provide seating to member service assistants who work at entrance and exit doors in the Company’s California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 2013-1-CV-248813; Santa Clara Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint.
In January 2019, an employee brought similar claims for relief concerning Costco employees engaged at member services counters in California. Rodriguez v. Costco Wholesale Corp. (Case No. RG19001310; Alameda Superior Court). The Company filed an answer denying the material allegations of the complaint. On February 4, 2021, the court finally approved a settlement, under which payment of an immaterial amount has been made. In December 2018, a depot employee raised similar claims, alleging that depot employees in California did not receive suitable seating or appropriate workplace temperature conditions. Lane v. Costco Wholesale Corp. (Case No. CIVDS 1908816; San Bernardino Superior Court). The Company filed an answer denying the material allegations of the complaint. In October 2019, the parties reached an agreement to settle for an immaterial amount the seating claims on a representative basis, which received court approval in February 2020. The workplace temperature claims continue in litigation.
In January 2019, a former seasonal employee filed a class action, alleging failure to provide California seasonal employees meal and rest breaks, proper wage statements, and appropriate wages. Jadan v. Costco Wholesale Corp. (Case No. 19-CV-340438; Santa Clara Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. In October 2019, the parties reached an agreement on a class settlement for an immaterial amount, which received court approval in January 2021.

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
In April 2020, an employee, alleging underpayment of sick pay, filed a class and representative action against the Company, alleging claims under California law for failure to pay all wages at termination and for Labor Code penalties under PAGA. Kristy v. Costco Wholesale Corp. (Case No. 5:20-cv-04119; N.D. Cal.). The Company filed a motion to dismiss as to the plaintiff's amended complaint, and the case has been stayed, due to the plaintiff's bankruptcy.
In July 2020, an employee filed an action under PAGA on behalf of all California non-exempt employees alleging violations of California Labor Code provisions regarding meal and rest periods, minimum wage, overtime, wage statements, reimbursement of expenses, and payment of wages at termination. Schwab v. Costco Wholesale Corp. (Case No. 37-2020-00023551-CU-OE-CTL; San Diego County Superior Court). In August 2020, the Company filed a motion to strike portions of the complaint, which was denied, and an answer has been filed denying the material allegations of the complaint.
In December 2020, a former employee filed suit against the Company asserting collective and class claims on behalf of non-exempt employees under the Fair Labor Standards Act and New York Labor Law for failure to pay for all hours worked on a weekly basis and failure to provide proper wage statements and notices. The plaintiff also asserts individual retaliation claims. Cappadora v. Costco Wholesale Corp. (Case No. 1:20-cv-06067; E.D.N.Y.). An amended complaint has been filed, and the Company has denied the material allegations of the amended complaint.
In February 2021, a former employee filed a class action against the Company alleging violations of California Labor Code regarding payment of wages, meal and rest periods, wage statements, reimbursement of expenses, payment of final wages to terminated employees, and for unfair business practices. Edwards v. Costco Wholesale Corp. (Case No. 5:21-cv-00716: C.D. Cal.) In May 2021, the Company filed a motion to dismiss the complaint.
In December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate

Litigation (MDL No. 2804) (N.D. Ohio). Included are federal cases that name the Company, including actions filed by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina and a third-party payor in Ohio, class actions filed on behalf of infants born with opioid-related medical conditions in 40 states, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 42 states and American Samoa. Similar actions were commenced against the Company in state courts in Utah (2019) and Texas (2021). Claims against the Company in state courts in New Jersey, Oklahoma, and Arizona have been dismissed. The Company is defending all of these matters.
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
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended May 9, 2021
Total revenue	$32,759	$6,299	$6,219	$45,277
Operating income	1,099	271	293	1,663
12 Weeks Ended May 10, 2020
Total revenue	$27,626	$4,722	$4,918	$37,266
Operating income	853	129	197	1,179
36 Weeks Ended May 9, 2021
Total revenue	$96,178	$18,311	$18,765	$133,254
Operating income	2,737	800	896	4,433
36 Weeks Ended May 10, 2020
Total revenue	$83,214	$15,080	$15,084	$113,378
Operating income	2,309	559	638	3,506
52 Weeks Ended August 30, 2020
Total revenue	$122,142	$22,434	$22,185	$166,761
Operating income	3,633	860	942	5,435
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce are allocated to the relevant categories:

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
Foods and sundries	$17,551	$16,897	$53,194	$46,413
Hardlines	8,206	5,891	23,842	18,508
Fresh foods	6,296	5,587	18,413	15,242
Softlines	4,693	2,806	15,164	11,607
Ancillary and other	7,630	5,270	19,998	19,173
Total net sales	$44,376	$36,451	$130,611	$110,943

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
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods – consistently providing the most competitive values. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin as a percentage of net sales (gross margin percentage). We believe our gasoline business draws members, but it generally has a lower gross margin percentage relative to our non-gasoline business. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China, the United States and the United Kingdom, have created uncertainty with respect to how tariffs will affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to cost increases. While these potential impacts are uncertain, they could have an adverse impact on our results.
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
Our operating model is generally the same across our U.S., Canada, and Other International operating segments (see Note 11 to the condensed consolidated financial statements included in Part I, Item 1, of this Report). Certain operations in the Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of sales, less or no direct membership warehouse competition, or lack an e-commerce business.
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarter of 2021 and 2020 relate to the 12-week fiscal quarters ended May 9, 2021, and May 10, 2020. References to the first thirty-six weeks of 2021 and 2020 relate to the 36 weeks ended May 9, 2021, and May 10, 2020. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the third quarter of 2021 as compared to the third quarter of 2020 include:
•Net sales increased 22% to $44,376, driven by an increase in comparable sales of 21% and sales at 22 net new warehouses opened since the end of the third quarter of 2020;
•Membership fee revenue increased 11% to $901, driven by signups at warehouses and online and upgrades to Executive Membership;
•Gross margin percentage decreased 35 basis points, driven primarily by a shift in sales from our core merchandise categories to our ancillary and other businesses, partially offset by decreased incremental wages related to COVID-19, which ended on February 28, 2021;
•SG&A expenses as a percentage of net sales decreased 107 basis points, primarily due to leveraging increased sales and decreased incremental wages related to COVID-19;
•On April 14, 2021, our Board declared a quarterly cash dividend of $0.79 per share, which was paid on May 14, 2021; and
•Net income was $1,220, or $2.75 per diluted share, compared to $838, or $1.89 per diluted share in 2020.

COVID-19
During the third quarter of 2021, our sales mix began returning to pre-pandemic levels. This included strong sales in hardlines and softlines, gasoline, and in many of our warehouse ancillary and other businesses, certain of which experienced closures or restrictions in the third quarter of 2020. COVID-related supply and logistics constraints have adversely affected some merchandise categories and are expected to do so for the foreseeable future.
We paid $57 and $515 in incremental wages during the third quarter and first thirty-six weeks of 2021, respectively, related to COVID-19. The incremental wage and benefit costs associated with COVID-19, which began on March 1, 2020 and ended on February 28, 2021, totaled approximately $825. Additionally, in certain areas where we do business in the United States, governments have mandated or are considering mandating extra pay for classes of employees that include our employees, which will result in higher costs.
RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
Net Sales	$44,376	$36,451	$130,611	$110,943
Changes in net sales:
U.S	19%	8%	16%	8%
Canada	34%	(1)%	22%	4%
Other International	27%	11%	25%	10%
Total Company	22%	7%	18%	8%
Changes in comparable sales:
U.S	18%	6%	15%	7%
Canada	32%	(3)%	20%	3%
Other International	23%	6%	21%	6%
Total Company	21%	5%	16%	6%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S	15%	8%	15%	7%
Canada	17%	3%	15%	5%
Other International	13%	12%	16%	8%
Total Company	15%	8%	15%	7%
Net Sales
Net sales increased $7,925 or 22%, and $19,668 or 18% during the third quarter and first thirty-six weeks of 2021, compared to the third quarter and first thirty-six weeks of 2020. This improvement was attributable to an increase in comparable sales of 21% and 16% in the third quarter and first thirty-six weeks of 2021, and sales at the 22 net new warehouses opened since the end of the third quarter of 2020. While sales in all core merchandise categories increased, sales increases were particularly stronger in hardlines and softlines, and in many of our warehouse ancillary and other businesses, predominantly our gasoline business.

Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $1,032, or 283 basis points, compared to the third quarter of 2020, attributable to our Canadian and Other International operations. Changes in gasoline prices positively impacted net sales in the third quarter by $984, or 270 basis points, compared to 2020, due to a 32% increase in the average price per gallon. The volume of gasoline sold in the third quarter increased approximately 33%, positively impacting net sales by $820, or 225 basis points.
Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $1,551, or 140 basis points, compared to the first thirty-six weeks of 2020, attributable to our Canadian and Other International operations. Changes in gasoline prices negatively impacted net sales in the first thirty-six weeks of 2021 by $309, or 28 basis points, compared to 2020, due to a 2% decrease in the average price per gallon. The volume of gasoline sold in the first thirty-six weeks of 2021 increased approximately 2%, positively impacting net sales by $266, or 24 basis points.
Comparable Sales
Comparable sales increased 21% and 16% in the third quarter and first thirty-six weeks of 2021, and were positively impacted by increases in shopping frequency and average ticket. There was an increase of 41% and 65% in e-commerce comparable sales in the third quarter and first thirty-six weeks of 2021. Certain merchandise categories were impacted by inflation, slightly higher than what we have experienced in recent years.
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
Membership fees	$901	$815	$2,643	$2,435
Membership fees as a percentage of net sales	2.03%	2.24%	2.02%	2.20%
Total paid members (000s)	60,600	55,800	—	—
Total cardholders (000s)	109,800	101,800	—	—
Membership fees increased 11% and 9% in the third quarter and first thirty-six weeks of 2021. Excluding the positive impact of changes in foreign currencies relative to the U.S. dollar, membership fees increased 8% and 7% for the third quarter and first thirty-six weeks of 2021, driven by signups at warehouses and online and upgrades to Executive Membership. At the end of the third quarter of 2021, our member renewal rates were 91% in the U.S. and Canada and 88% worldwide. Our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date. In the fourth quarter of 2020, we standardized our membership count methodology globally to be consistent with the U.S. and Canada. If this standardization would have been done at the end of the third quarter of 2020, it would have resulted in an addition to the count of approximately 2.3 million total cardholders, of which 1.5 million were paid members. Membership fee income and the renewal rate calculations were not affected.

Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
Net sales	$44,376	$36,451	$130,611	$110,943
Less merchandise costs	39,415	32,249	115,951	98,538
Gross margin	$4,961	$4,202	$14,660	$12,405
Gross margin percentage	11.18%	11.53%	11.22%	11.18%
Quarterly Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 27 basis points. This increase was predominantly in hardlines and softlines, partially offset by fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased 35 basis points compared to the third quarter of 2020. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 11.43%, a decrease of 10 basis points. This was primarily due to a 29 basis point decrease in our core merchandise categories, driven by changes in sales mix. Gross margin was also negatively impacted by two basis points due to increased spending by our members under the Executive Membership 2% reward program. Gross margin percentage was positively impacted by nine basis points due to decreased incremental wages related to COVID-19, which ended on February 28, 2021, and five basis points related to a reserve for certain inventory in 2020. Warehouse ancillary and other businesses increased seven basis points, primarily due to improvement in certain ancillary businesses, which had been negatively impacted by COVID-19 related closures or restrictions in 2020, and e-commerce, partially offset by gasoline.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), performed similarly to the consolidated results above for our U.S. segment, except warehouse ancillary and other businesses decreased primarily due to our gasoline business. Gross margin percentage increased in our Canadian and Other International segments, primarily due to increases in our warehouse ancillary and other businesses, core merchandise categories and decreased incremental wages related to COVID-19, partially offset by increased spending by members under the Executive Membership 2% reward program.
Year-to-date Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales, increased 52 basis points. This increase was across all categories, most significantly in fresh foods where gross margins increased primarily as a result of efficiencies from increased sales.
Total gross margin percentage increased four basis points compared to the first thirty-six weeks of 2020. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 11.20%, an increase of two basis points. This was primarily due to an increase of 31 basis points in our core merchandise categories, predominantly fresh foods and hardlines, and two basis points due to a reserve for certain inventory in 2020. These increases were partially offset by a 22 basis point decrease in warehouse ancillary and other businesses, certain of which were negatively impacted by lower sales due to COVID-19, predominantly our gasoline and travel businesses. The decreases in warehouse ancillary and other businesses were partially offset by e-commerce. Gross margin was also negatively impacted by incremental wages related to COVID-19 of six basis points and increased spending by members under the Executive Membership 2% reward program of three basis points.

Gross margin percentage decreased in our U.S. segment primarily due to warehouse ancillary and other businesses and incremental wages related to COVID-19, partially offset by increases in our core merchandise categories. Our Canadian and Other International segments increased primarily due to certain of our core merchandise categories and warehouse ancillary and other businesses. These increases were partially offset by the incremental wages and increased spending by executive members discussed above.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
SG&A expenses	$4,189	$3,830	$12,829	$11,305
SG&A expenses as a percentage of net sales	9.44%	10.51%	9.82%	10.19%
Quarterly Results
SG&A expenses as a percentage of net sales decreased 107 basis points compared to the third quarter of 2020. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was 9.65%, a decrease of 86 basis points compared to the prior year. SG&A expenses were positively impacted by 56 basis points due to decreased incremental wages related to COVID-19, which ended on February 28, 2021, and sanitation costs. SG&A expenses were also positively impacted by 20 basis points in our warehouse operations and other businesses, largely attributable to payroll, primarily due to leveraging increased sales. SG&A expenses benefited five basis points from costs associated with the acquisition of Innovel in the third quarter of 2020, four basis points related to stock compensation expense, and one basis point related to central operating costs.
Effective March 1, 2021, we implemented permanent wage increases for hourly and most salaried warehouse employees. This increase was effective for 10 of the 12 weeks within the third quarter of 2021. The estimated annualized pre-tax cost of these permanent wage increases is approximately $400.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased 37 basis points compared to the first thirty-six weeks of 2020. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.80%, a decrease of 39 basis points compared to the prior year. Warehouse operations and other businesses were lower by 38 basis points, largely attributable to payroll, primarily due to leveraging increased sales. Stock compensation expense was lower by four basis points and central operating costs were lower by three basis points. SG&A expenses also benefited two basis points from the Innovel acquisition costs discussed above. These decreases were partially offset by an increase of eight basis points due to incremental wages related to COVID-19.

Preopening Expense

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
Preopening expenses	$10	$8	$41	$29
Warehouse openings, including relocations
United States	1	1	8	4
Canada	3	—	5	1
Other International	2	1	3	1
Total warehouse openings, including relocations	6	2	16	6
Preopening expenses include startup costs related to new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses. Preopening expenses vary due to the number of warehouse openings, the timing of the openings relative to our quarter-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market. For the remainder of fiscal 2021, we expect to open seven warehouses.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
Interest expense	$40	$37	$119	$109
Interest expense is primarily related to Senior Notes.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
Interest income	$8	$10	$29	$72
Foreign-currency transaction gains, net	6	5	13	9
Other, net	13	6	33	20
Interest income and other, net	$27	$21	$75	$101
Interest income decreased in the third quarter and first thirty-six weeks of 2021, due to lower interest rates, partially offset by higher average cash and investment balances. Foreign-currency transaction gains, net include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 30, 2020.

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 9, 2021	May 10, 2020	May 9, 2021	May 10, 2020
Provision for income taxes	$417	$311	$1,004	$843
Effective tax rate	25.2%	26.7%	22.9%	24.1%
The effective tax rate for the first thirty-six weeks of 2021 was favorably impacted by net discrete tax benefits of $157, which primarily related to the first quarter. This included $75 of excess tax benefits related to stock compensation, $70 related to the portion of the special cash dividend payable through our 401(k) plan and $19 primarily related to a reduction in the valuation allowance against certain deferred tax assets. The effective tax rate for the first thirty-six weeks of 2020 was favorably impacted by net discrete tax benefits of $68, primarily related to excess tax benefits from stock compensation. Excluding the discrete net tax benefits, the tax rate was 26.4% and 26.1% for the first thirty-six weeks of 2021 and 2020.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 9, 2021	May 10, 2020
Net cash provided by operating activities	$6,018	$4,619
Net cash used in investing activities	(2,380)	(2,950)
Net cash (used in) provided by financing activities	(5,769)	771
Our primary sources of liquidity are cash flows generated from our operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $11,126 and $13,305 at May 9, 2021, and August 30, 2020. Of these balances, unsettled credit and debit card receivables represented approximately $1,896 and $1,636 at May 9, 2021, and August 30, 2020. These receivables generally settle within four days. Management believes that our cash position and operating cash flows will be sufficient to meet our liquidity and capital requirements for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $6,018 in the first thirty-six weeks of 2021, compared to $4,619 in the first thirty-six weeks of 2020. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, the strategic forward deployment of inventory to accelerate delivery times to our members, payment terms with our suppliers, and the amount of payables paid early to obtain discounts from our suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,380 in the first thirty-six weeks of 2021, compared to $2,950 in the first thirty-six weeks of 2020, and is primarily related to capital expenditures. In the third quarter of 2021, we acquired a distribution facility for $345 to support our logistics and delivery activities. In the third quarter of 2020, we acquired Innovel (Costco Wholesale Logistics). See Note 2 in the condensed consolidated financial statements. Net cash from investing activities also includes purchases and maturities of short-term investments.

Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first thirty-six weeks of 2021, we spent $2,494 on capital expenditures. While COVID-19 has delayed certain construction projects, it is our current intention to spend between $3,300 and $3,500 during fiscal 2021. This increased from the second quarter of 2021 as a result of the distribution facility acquisition discussed above. We opened 16 new warehouses, including two relocations, in the first thirty-six weeks of 2021 and plan to open seven additional new warehouses in the remainder of fiscal 2021. There can be no assurance that current expectations will be realized; plans are subject to change upon further review of our capital expenditure needs.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $5,769 in the first thirty-six weeks of 2021, compared to net cash provided of $771 in the first thirty-six weeks of 2020. Cash flow used in financing activities was primarily related to the payment of dividends, repurchases of common stock, and withholding taxes on stock-based awards. During the first thirty-six weeks of 2020, we issued $4,000 in aggregate principal amount of Senior Notes and we also repaid $1,700 of Senior Notes.
Dividends
On April 14, 2021, our Board declared a quarterly cash dividend of $0.79 per share payable to shareholders of record on April 30, 2021, which was paid on May 14, 2021.
Stock Repurchase Program
During the first thirty-six weeks of 2021 and 2020, we repurchased 1,040,000 and 368,000 shares of common stock, at an average price per share of $353.87 and $298.53, totaling approximately $368 and $110. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At May 9, 2021, we had borrowing capacity under these facilities of $1,059. Our international operations maintain $583 of the borrowing capacity under bank credit facilities, of which $206 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities at the end of the third quarter of 2021 were immaterial, and there were none outstanding at the end of 2020.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $213. The outstanding commitments under these facilities at the end of the third quarter of 2021 totaled $181, most of which were standby letters of credit which do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.

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
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of May 9, 2021 and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of 2021 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 15, 2021 — March 14, 2021	204,000	$333.07	204,000	$3,488
March 15, 2021 — April 11, 2021	183,000	342.44	183,000	3,426
April 12, 2021 — May 9, 2021	132,000	371.74	132,000	3,377
Total third quarter	519,000	$346.19	519,000
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

COSTCO WHOLESALE CORPORATION (Registrant)

June 2, 2021	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

June 2, 2021	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director