Form 10-K
period 2021-08-29
COSTCO WHOLESALE CORP /NEW
filed 2021-10-06
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 14, 2021 was $155,810,963,274.
The number of shares outstanding of the registrant’s common stock as of September 28, 2021, was 441,823,811.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 20, 2022, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 29, 2021

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
Certain statements contained in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. They include statements that address activities, events, conditions or developments that we expect or anticipate may occur in the future and may relate to such matters as sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. Forward-looking statements may also be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A-Risk Factors”, and other factors noted in the section titled “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983, in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, United Kingdom (U.K.), Mexico, Japan, Korea, Australia, Spain, France, Iceland, China, and through a majority-owned subsidiary in Taiwan. Costco operated 815, 795, and 782 warehouses worldwide at August 29, 2021, August 30, 2020, and September 1, 2019, respectively. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is increased net sales and earnings during the winter holiday season. References to 2021, 2020, and 2019 relate to the 52-week fiscal years ended August 29, 2021, August 30, 2020, and September 1, 2019, respectively.
General
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
We buy most of our merchandise directly from manufacturers and route it to cross-docking consolidation points (depots) or directly to our warehouses. Our depots receive large shipments from manufacturers and quickly ship these goods to warehouses. This process creates freight volume and handling efficiencies, lowering costs associated with traditional multiple-step distribution channels. For our e-

commerce operations we ship merchandise through our depots, our logistics operations for big and bulky items, as well as through drop-ship and other delivery arrangements with our suppliers.
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
Our strategy is to provide our members with a broad range of high-quality merchandise at prices we believe are consistently lower than elsewhere. We seek to limit most items to fast-selling models, sizes, and colors. We carry less than 4,000 active stock keeping units (SKUs) per warehouse in our core warehouse business, significantly less than other broadline retailers. We average anywhere from 9,000 to 11,000 SKUs online, some of which are also available in our warehouses. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
In keeping with our policy of member satisfaction, we generally accept returns of merchandise. On certain electronic items, we typically have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic items.
We offer merchandise and services in the following categories:
Core Merchandise Categories (or core business):
•Foods and Sundries (including sundries, dry grocery, candy, cooler, freezer, deli, liquor, and tobacco)
•Non-Foods (previously Hardlines and Softlines; including major appliances, electronics, health and beauty aids, hardware, garden and patio, sporting goods, tires, toys and seasonal, office supplies, automotive care, postage, tickets, apparel, small appliances, furniture, domestics, housewares, special order kiosk, and jewelry)
•Fresh Foods (including meat, produce, service deli, and bakery)
Warehouse Ancillary (includes gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and Other Businesses (includes e-commerce, business centers, travel, and other)
Warehouse ancillary businesses operate primarily within or next to our warehouses, encouraging members to shop more frequently. The number of warehouses with gas stations varies significantly by country, and we have no gasoline business in Korea or China. We operated 636 gas stations at the end of 2021. Net sales for our gasoline business represented approximately 9% of total net sales in 2021.
Our other businesses sell products and services that complement our warehouse operations (core and warehouse ancillary businesses). Our e-commerce operations give members convenience and a broader selection of goods and services. Net sales for e-commerce represented approximately 7% of total net sales in 2021. This figure does not consider other services we offer online in certain countries such as business delivery, travel, same-day grocery, and various other services. Our business centers carry items tailored specifically for food services, convenience stores and offices, and offer walk-in shopping and deliveries. Business centers are included in our total warehouse count. Costco Travel offers vacation packages, hotels, cruises, and other travel products exclusively for Costco members (offered in the U.S., Canada, and the U.K.).
We have direct buying relationships with many producers of brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. The COVID-19 pandemic created unprecedented supply constraints, including disruptions and delays that have impacted and could continue to impact the flow and availability of certain products. When sources of supply become unavailable, we seek alternative sources. We also purchase and manufacture private-label merchandise, as long as quality and member demand are high and the value to our members is significant.
Certain financial information for our segments and geographic areas is included in Note 12 to the consolidated financial statements included in Item 8 of this Report.
Membership
Our members may utilize their memberships at all of our warehouses and websites. Gold Star memberships are available to individuals; Business memberships are limited to businesses, including individuals with a business license, retail sales license or comparable document. Business members may add additional cardholders (affiliates), to which the same annual fee applies. Affiliates are not available for Gold Star members. Our annual fee for these memberships is $60 in our U.S. and Canadian operations and varies in other countries. All paid memberships include a free household card.
Our member renewal rate was 91% in the U.S. and Canada and 89% worldwide at the end of 2021. The majority of members renew within six months following their renewal date. Our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date. At the end of 2020, we standardized our membership count methodology globally to be consistent with the U.S. and Canada, which resulted in the addition to the count of approximately 2.0 million total cardholders for 2020, of which 1.3 million were paid members. The change did not impact 2019. Membership fee income and the renewal rate calculations were not affected. Our membership was made up of the following (in thousands):

	2021	2020	2019
Gold Star	50,200	46,800	42,900
Business, including affiliates	11,500	11,300	11,000
Total paid members	61,700	58,100	53,900
Household cards	49,900	47,400	44,600
Total cardholders	111,600	105,500	98,500
Paid cardholders (except affiliates) are eligible to upgrade to an Executive membership in the U.S. and Canada, for an additional annual fee of $60. Executive memberships are also available in Mexico, the U.K., Japan, Korea, and Taiwan, for which the additional annual fee varies. Executive members earn a 2% reward on qualified purchases (generally up to a maximum reward of $1,000 per year), which can be redeemed only at Costco warehouses. This program also offers (except in Mexico and Korea), access to additional savings and benefits on various business and consumer services, such as auto and home insurance, the Costco auto purchase program, and check printing. These services are generally provided by third parties and vary by state and country. Executive members totaled 25.6 million and represented 55% of paid members (excluding affiliates) in the U.S. and Canada and 17% of paid members (excluding affiliates) in our Other International operations at the end of 2021. They generally shop more frequently and spend more than other members.

Human Capital
Our Code of Ethics requires that we “Take Care of Our Employees,” which is fundamental to the obligation to “Take Care of Our Members.” We must also carefully control our selling, general and administrative (SG&A) expenses, so that we can sell high quality goods and services at low prices. Compensation and benefits for employees is our largest expense after the cost of merchandise and is carefully monitored.
At the end of 2021, we employed 288,000 employees worldwide. The large majority (approximately 95%) is employed in our membership warehouses and distribution channels and approximately 17,000 employees are represented by unions. We also utilize seasonal employees during peak periods. The total number of employees by segment is:

	Number of Employees
	2021	2020	2019
United States	192,000	181,000	167,000
Canada	47,000	46,000	42,000
Other International	49,000	46,000	45,000
Total employees	288,000	273,000	254,000
We believe that our warehouses are among the most productive in the retail industry, owing in substantial part to the commitment and efficiency of our employees. We seek to provide them not merely with employment but careers. Many attributes of our business contribute to the objective; the more significant include: competitive compensation and benefits for those working in our membership warehouses and distributions channels; a commitment to promoting from within; and maintaining a ratio of at least 50% of our employee base being full-time employees. These attributes contribute to what we consider, especially for the industry, a high retention rate. In 2021, in the U.S. that rate was above 90% for employees who have been with us for at least one year.
The commitment to “Take Care of Our Employees” is also the foundation of our approach to diversity, equity and inclusion and creating an inclusive and respectful workplace. In 2021, we added training and communication for managers on topics of race, bias and equity, and greater visibility of our employee demographics. Embracing differences is important to the growth of our Company. It leads to more opportunities, innovation, and employee satisfaction and connects us to the communities where we do business.
Costco is firmly committed to helping protect the health and safety of our members and employees and to serving our communities. In response to the COVID-19 pandemic and its associated challenges, we began providing premium pay to the majority of our hourly employees in March 2020 and continued for a full year through February 2021, at which time a portion of the premium was built permanently into our hourly wage scales in the U.S. In fall 2020, we also began offering employees additional paid time off to attend to child care and schooling needs through the 2021 school year. As the global effect of coronavirus (COVID-19) continues to evolve, we are closely monitoring the changing situation and complying with public health guidance.
For more detailed information regarding our programs and initiatives, see “Employees” within our Sustainability Commitment (located on our website). This report and other information on our website are not incorporated by reference into and do not form any part of this Annual Report.

Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location, convenience, distribution strategy, and customer service. We compete on a worldwide basis with global, national, and regional wholesalers and retailers, including supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores, and operators selling a single category or narrow range of merchandise. Walmart, Target, Kroger, and Amazon are among our significant general merchandise retail competitors in the U.S. We also compete with other warehouse clubs including Walmart’s Sam’s Club and BJ’s Wholesale Club, and many of the major metropolitan areas in the U.S. and certain of our Other International locations have multiple clubs.
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, trade dress, domain names and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale trademarks and our private-label brand, Kirkland Signature. We believe that Kirkland Signature products are high quality, offered at prices that are generally lower than national brands, and help lower costs, differentiate our merchandise offerings, and generally earn higher margins. We expect to continue to increase the sales penetration of our private-label items.
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
We have adopted a code of ethics for senior financial officers, pursuant to Section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale Corporation, 999 Lake Drive, Issaquah, WA 98027. If the Company makes any amendments to this code (other than technical, administrative, or non-substantive amendments) or grants any waivers, including implicit waivers, to the CEO, chief financial officer or principal accounting officer and controller, we will disclose (on our website or in a Form 8-K report filed with the SEC) the nature of the amendment or waiver, its effective date, and to whom it applies.

Information about our Executive Officers
The executive officers of Costco, their position, and ages are listed below. All have over 25 years of service with the Company.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	President and Chief Executive Officer. Mr. Jelinek has been President and Chief Executive Officer since January 2012 and a director since February 2010. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	69
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	65
Jim C. Klauer	Executive Vice President, Chief Operating Officer, Northern Division. Mr. Klauer was Senior Vice President, Non-Foods and E-commerce Merchandise, from 2013 to January 2018.	2018	59
Patrick J. Callans	Executive Vice President, Administration. Mr. Callans was Senior Vice President, Human Resources and Risk Management, from 2013 to December 2018.	2019	59
Russ D. Miller	Executive Vice President, Chief Operating Officer, Southern Division and Mexico. Mr. Miller was Senior Vice President, Western Canada Region, from 2001 to January 2018.	2018	64
James P. Murphy	Executive Vice President, Chief Operating Officer, International. Mr. Murphy was Senior Vice President, International, from 2004 to October 2010.	2011	68
Joseph P. Portera	Executive Vice President, Chief Operating Officer, Eastern and Canadian Divisions. Mr. Portera has held these positions since 1994 and has been the Chief Diversity Officer since 2010.	1994	69
Timothy L. Rose	Executive Vice President, Ancillary Businesses, Manufacturing, and Business Centers. Mr. Rose was Senior Vice President, Merchandising, Foods and Sundries and Private Label, from 1995 to December 2012.	2013	69
Yoram Rubanenko	Executive Vice President, Northeast and Southeast Regions. Mr. Rubanenko was Senior Vice President and General Manager, Southeast Region, from 2013 to September 2021, and Vice President, Regional Operations Manager for the Northeast Region, from 1998 to 2013.	2021	57
Ron M. Vachris	Executive Vice President, Chief Operating Officer, Merchandising. Mr. Vachris was Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region, from 2010 to July 2015.	2016	56

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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 86% and 81% of net sales and operating income in 2021, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 28% of U.S. net sales in 2021. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality and innovative new products.
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
We intend to continue to open warehouses in new markets. Associated risks include difficulties in attracting members due to a lack of familiarity with us, attracting members of other wholesale club operators, our lesser familiarity with local member preferences, and seasonal differences in the market. Entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. We cannot ensure that new warehouses and new e-commerce websites will be profitable and future profitability could be delayed or otherwise materially adversely affected.

We have made and may continue to make investments and acquisitions to improve the speed, accuracy and efficiency of our supply chains and delivery channels. The effectiveness of these investments can be less predictable than opening new locations and might not provide the anticipated benefits or desired rates of return.
Our failure to maintain membership growth, loyalty and brand recognition could adversely affect our results of operations.
Membership loyalty and growth are essential to our business. The extent to which we achieve growth in our membership base, increase the penetration of Executive membership, and sustain high renewal rates materially influences our profitability. Damage to our brands or reputation may negatively impact comparable sales, diminish member trust, and reduce renewal rates and, accordingly, net sales and membership fee revenue, negatively impacting our results of operations.
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
We depend on the orderly operation of the merchandise receiving and distribution process, primarily through our depots. We also rely upon processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items. Although we believe that our operations are efficient, disruptions due to fires, tornadoes, hurricanes, earthquakes, pandemics or other extreme weather conditions or catastrophic events, labor issues or other shipping problems may result in delays in the production and delivery of merchandise to our warehouses, which could adversely affect sales and the satisfaction of our members. Our e-commerce business depends heavily on third-party and in-house logistics providers and that business is negatively affected when these providers are unable to provide services in a timely fashion.
We may not timely identify or effectively respond to consumer trends, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.
It is difficult to consistently and successfully predict the products and services that our members will desire. Our success depends, in part, on our ability to identify and respond to trends in demographics and consumer preferences. Failure to identify timely or effectively respond to changing consumer tastes, preferences (including those relating to environmental, social and governance practices) and spending patterns could negatively affect our relationship with our members, the demand for our products and services, and our market share. If we are not successful at predicting our sales trends and adjusting our purchases accordingly, we may have excess inventory, which could result in additional markdowns, or we may experience out-of-stock positions and delivery delays, which could result in higher costs, both of which would reduce our operating performance. This could have an adverse effect on net sales, gross margin and operating income.
Availability and performance of our information technology (IT) systems are vital to our business. Failure to successfully execute IT projects and have IT systems available to our business would adversely impact our operations.
IT systems play a crucial role in conducting our business. These systems are utilized to process a very high volume of transactions, conduct payment transactions, track and value our inventory and produce reports critical for making business decisions. Failure or disruption of these systems could have an adverse impact on our ability to buy products and services from our suppliers, produce goods in our manufacturing plants, move the products in an efficient manner to our warehouses and sell products to our members. We are undertaking large technology and IT transformation projects. The failure of these projects could adversely impact our business plans and potentially impair our day to day business operations. Given the high volume of transactions we process, it is important that we build strong digital resiliency to prevent disruption from events such as power outages, computer and telecommunications failures, viruses, internal or external security breaches, errors by employees, and catastrophic events such as fires, earthquakes, tornadoes and hurricanes. Any debilitating failure of our critical IT systems, data centers and backup systems would require significant investments in resources to restore IT services and may cause serious impairment in our business operations including loss of business services, increased cost of moving merchandise and failure to provide service to our members. We are currently making substantial investments in maintaining and enhancing our digital resiliency and failure or delay in these projects could be costly and harmful to our business. Failure to deliver IT transformation efforts efficiently and effectively could result in the loss of our competitive position and adversely impact our financial condition and results of operations.

We are required to maintain the privacy and security of personal and business information amidst multiplying threat landscapes and in compliance with privacy and data protection regulations globally. Failure to do so could damage our business, including our reputation with members, suppliers and employees, cause us to incur substantial additional costs, and become subject to litigation and regulatory action.
Increased security threats and more sophisticated cyber misconduct pose a risk to our systems, networks, products and services. We rely upon IT systems and networks, some of which are managed by third parties, in connection with virtually all of our business activities. Additionally, we collect, store and process sensitive information relating to our business, members, suppliers and employees. Operating these IT systems and networks, and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Increased remote work due to the COVID-19 pandemic has also increased the possible attack surfaces. Threats designed to gain unauthorized access to systems, networks and data, both ours and third parties with whom we work, are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks have emerged as particularly prominent, including as vectors for ransomware attacks, which have increased in breadth and frequency. While we train our employees as part of our security efforts, that training cannot be completely effective. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. It is possible that our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host confidential information, could have vulnerabilities, which could go unnoticed for a period of time. While our cybersecurity and compliance efforts seek to mitigate such risks, there can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing, will be sufficient to protect our systems, information or other property.
The potential impacts of a material cybersecurity attack include reputational damage, litigation, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in IT systems and increased cybersecurity protection and remediation costs. This could adversely affect our competitiveness, results of operations and financial condition and, critically in light of our business model, loss of member confidence. Further, the insurance coverage we maintain and indemnification arrangements with third-parties may be inadequate to cover claims, costs, and liabilities relating to cybersecurity incidents. In addition, data we collect, store and process is subject to a variety of U.S. and international laws and regulations, such as the European Union's General Data Protection Regulation, California Consumer Privacy Act, Health Insurance Portability and Accountability Act, and other emerging privacy and cybersecurity laws across the various states and around the globe, which may carry significant potential penalties for noncompliance.

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
If our merchandise, including food and prepared food products for human consumption, drugs, children's products, pet products and durable goods, do not meet or are perceived not to meet applicable safety or labeling standards or our members' expectations, we could experience lost sales, increased costs, litigation or reputational harm. The sale of these items involves the risk of illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling and transportation phases, or faulty design. Our suppliers are generally contractually required to comply with product safety laws, and we are dependent on them to ensure that the products we buy comply with safety and other standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption or use of our products will not cause illness or injury or that we will not be subject to claims, lawsuits, or government investigations relating to such matters, resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, negative publicity could adversely affect our reputation with existing and potential members and our corporate and brand image, and these effects could be long-term.
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
Our success depends on the continued contributions of our employees, including members of our senior management and other key operations, IT, merchandising and administrative personnel. Failure to identify and implement a succession plan for senior management could negatively impact our business. We must attract, train and retain a large and growing number of qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including the continuing impacts of the pandemic, regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.
We may incur property, casualty or other losses not covered by our insurance.
Claims for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures arising from very large losses. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. Significant claims or events, regulatory changes, a substantial rise in costs of health care or costs to maintain our insurance or the failure to maintain adequate insurance coverage could have an adverse impact on our financial condition and results of operations.
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
The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse-club operators, supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores and operators selling a single category or narrow range of merchandise. Such retailers and warehouse club operators compete in a variety of ways, including pricing, selection and availability, services, location, convenience, store hours, and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop, which has enhanced competition. Some competitors have greater financial resources and technology capabilities, better access to merchandise, and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets or customer expectations could result in lost market share and negatively affect our financial results.
General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes and uncertainties related to government fiscal and tax policies including changes in tax rates, duties, tariffs, or other restrictions, sovereign debt crises, pandemics and other health crises, and other economic factors could adversely affect demand for our products and services, require a change in product mix, or impact the cost of or ability to purchase inventory. Additionally, actions in various countries, particularly China, the United States and the United Kingdom, have raised the cost of many items and created uncertainty with respect to tariff impacts on the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to potential cost increases. While these potential impacts are uncertain, they could have an adverse impact on our results.
Prices of certain commodities, including gasoline and consumable goods used in manufacturing and our warehouse retail operations, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary pressures, labor costs, competition, market speculation, government regulations, taxes and periodic delays in delivery. Rapid and significant changes in commodity prices and our ability and desire to pass them through to our members may affect our sales and profit margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by events like the outbreak of war or acts of terrorism.
Inflationary factors such as increases in merchandise costs may adversely affect our business, financial condition and results of operations. If inflation on merchandise increases beyond our ability to control we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand. Certain merchandise categories were impacted by inflation higher than what we have experienced in recent years due to, among other things, the continuing impacts of the pandemic and uncertain economic environment.
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
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes, union organizing activities, financial liquidity, natural disasters, extreme weather conditions, public health emergencies, supply constraints and general economic and political conditions that could limit their ability to timely provide us with acceptable merchandise. One or more of our suppliers might not adhere to our quality control, packaging, legal, regulatory, labor, environmental or animal welfare standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to recalls and litigation and otherwise damage our reputation and our brands, increase costs, and otherwise adversely impact our business.

Fluctuations in foreign exchange rates may adversely affect our results of operations.
During 2021, our international operations, including Canada, generated 28% and 36% of our net sales and operating income, respectively. Our international operations have accounted for an increasing portion of our warehouses, and we plan to continue international growth. To prepare our consolidated financial statements, we translate the financial statements of our international operations from local currencies into U.S. dollars using current exchange rates. Future fluctuations in exchange rates that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operations and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign exchange rates may increase.
A portion of the products we purchase is paid for in a currency other than the local currency of the country in which the goods are sold. Currency fluctuations may increase our merchandise costs and may not be passed on to members. Consequently, fluctuations in currency exchange rates may adversely affect our results of operations.
Natural disasters, extreme weather conditions, public health emergencies or other catastrophic events could negatively affect our business, financial condition, and results of operations.
Natural disasters and extreme weather conditions, such as hurricanes, typhoons, floods, earthquakes, wildfires, droughts; acts of terrorism or violence, including active shooter situations; energy shortages; public health issues, including pandemics and quarantines, particularly in California or Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to our properties, limitations on store operating hours, less frequent visits by members to physical locations, the temporary closure of warehouses, depots, manufacturing or home office facilities, the temporary lack of an adequate work force, disruptions to our IT systems, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots, and the temporary reduction in the availability of products in our warehouses. Public health issues, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of suppliers or members, or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic continues to affect our business, financial condition and results of operations in many respects.
The continuing impacts of the COVID-19 pandemic are highly unpredictable and volatile and are affecting certain business operations, demand for our products and services, in-stock positions, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial performance, among other things.
The pandemic has resulted in widespread and continuing impacts on the global economy and on our employees, members, suppliers and other people and entities with which we do business. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business and government shutdowns. The pandemic and any preventative or protective actions that governments or we may take may result in business disruption, reduced member traffic and reduced sales in certain merchandise categories, and increased operating expenses.

The pandemic is continuing to impact the global supply chain, with restrictions and limitations on business activities causing disruption and delay, which have strained certain domestic and international supply chains, and could continue to negatively affect the flow or availability of certain products. Member demand for certain products has and may continue to fluctuate as the pandemic progresses and member behaviors change, which may challenge our ability to anticipate and/or adjust inventory levels to meet that demand. Similarly, increased demand for online purchases of products has impacted our fulfillment operations, resulting in delays in deliveries and lost sales from being out of stock for certain SKUs.

Failure to appropriately respond, or the perception of an inadequate response to evolving events around the pandemic, could cause reputational harm to our brand and subject us to lost sales, as well as claims from employees, members, suppliers, regulators or other parties. Additionally, a future outbreak of confirmed cases of COVID-19 in our facilities could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations. Some jurisdictions have taken measures intended to expand the availability of workers compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to claims and increase our costs.

Other factors and uncertainties include, but are not limited to:

•The severity and duration of the pandemic, including future mutations or related variants of the virus in areas in which we operate;
•Evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•Changes in labor markets affecting us and our suppliers;
•Unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response;
•The pace of recovery when the pandemic subsides.
•The long-term impact of the pandemic on our business, including consumer behaviors; and
•Disruption and volatility within the financial and credit markets.

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
We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. Government regulations limiting carbon dioxide and other greenhouse gas emissions may increase compliance and merchandise costs, and other regulation affecting energy inputs could materially affect our profitability. Climate change, extreme weather conditions, wildfires, droughts and rising sea levels could affect our ability to procure commodities at costs and in quantities we currently experience. We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and which face increased regulation.
Failure to meet financial market expectations could adversely affect the market price and volatility of our stock.
We believe that the price of our stock currently reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our warehouse and e-commerce comparable sales growth rates, membership renewal rates, new member sign-ups, gross margin, earnings, earnings per share, new warehouse openings, or dividend or stock repurchase policies could cause the price of our stock to decline.

Legal and Regulatory Risks
We are subject to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate, which could adversely affect our business, financial condition and results of operations.
At the end of 2021, we operated 251 warehouses outside of the U.S., and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political and economic conditions, regulatory constraints, currency regulations, policy changes such as the withdrawal of the U.K. from the European Union, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade (including tariffs and trade sanctions), monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities in locations which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and difficulty in enforcing intellectual property rights.
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
Changes in tax rates, new U.S. or foreign tax legislation, and exposure to additional tax liabilities could adversely affect our financial condition and results of operations.
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

Item 1B—Unresolved Staff Comments
None.
Item 2—Properties
Warehouse Properties
At August 29, 2021, we operated 815 membership warehouses:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	454	110	564
Canada	89	16	105
Other International	101	45	146
Total	644	171	815
_______________
(1)121 of the 171 leases are land-only leases, where Costco owns the building.
At the end of 2021, our warehouses contained approximately 118.9 million square feet of operating floor space: 83.2 million in the U.S.; 14.9 million in Canada; and 20.8 million in Other International. Total square feet associated with distribution and logistics facilities were approximately 31.4 million. Additionally, we operate various processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items.

Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On September 28, 2021, we had 9,958 stockholders of record.
Payment of dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase activity for the fourth quarter of 2021 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 10—June 6, 2021	102,000	$381.50	102,000	$3,338
June 7—July 4, 2021	108,000	387.32	108,000	3,296
July 5—August 1, 2021	63,000	412.73	63,000	3,270
August 2—August 29, 2021	45,000	446.15	45,000	3,250
Total fourth quarter	318,000	$398.76	318,000
_______________
(1)The repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation and the reinvestment of dividends) on an investment of $100 in Costco common stock, S&P 500 Index, and the S&P 500 Retail Index over the five years from August 28, 2016, through August 29, 2021.

Comparison of 5-Year Cumulative Total Returns
Dollars
400
300
200
100
0
8/28/16
9/3/17
9/2/18
9/1/19
8/30/20
8/29/21
Costco
S&P 500
S&P 500 Retail

The following graph provides information concerning average sales per warehouse over a 10 year period.

		Average Sales Per Warehouse*
		(Sales In Millions)
Year Opened	# of Whses
2021	20										$140
2020	13									$132	152
2019	20								$129	138	172
2018	21							$116	119	141	172
2017	26						$121	142	158	176	206
2016	29					$87	97	118	131	145	173
2015	23				$83	85	94	112	122	136	163
2014	30			$108	109	115	125	140	144	155	182
2013	26		$99	109	113	116	124	137	144	158	186
2012 & Before	607	$155	163	169	170	169	175	188	195	205	232
Totals	815	155	160	164	162	159	163	176	182	192	217
		2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
		Fiscal Year
*First year sales annualized.
2017 was a 53-week fiscal year

Item 6—Reserved

Item 7—Management's Discussion and Analysis of Financial Conditions and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2021 compared to 2020. For discussion related to the results of operations and changes in financial condition for 2020 compared to 2019 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission (SEC) on October 7, 2020. In 2021, we combined the hardlines and softlines merchandise categories into non-foods. This change did not have a material impact on the discussion of our results of operations.
Overview
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales growth. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (includes gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (includes e-commerce, business centers, travel and other). We define comparable sales as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales-related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to the consolidation of the results of our international operations); and changes in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods – consistently providing the most competitive values. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin as a percentage of net sales (gross margin percentage). We believe our gasoline business draws members, but it generally has a lower gross margin percentage relative to our non-gasoline business. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China, the United States and the United Kingdom, have created uncertainty with respect to how tariffs will affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Certain merchandise categories were impacted by inflation higher than what we have experienced in recent years. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to cost increases. While these potential impacts are uncertain, they could have an adverse impact on our results.
We also achieve net sales growth by opening new warehouses. As our warehouse base grows, available and desirable sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are continuing to decline in significance as they relate to the results of our total operations. Our rate of operating floor space square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business growth, domestically and internationally, has also increased our sales but it generally has a lower gross margin percentage relative to our warehouse operations.
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
Our operating model is generally the same across our U.S., Canadian, and Other International operating segments (see Note 12 to the consolidated financial statements included in Item 8 of this Report). Certain operations in the Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of sales, less or no direct membership warehouse competition, or lack an e-commerce business.
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
Our fiscal year ends on the Sunday closest to August 31. References to 2021, 2020, and 2019 relate to the 52-week fiscal years ended August 29, 2021, August 30, 2020, and September 1, 2019, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Highlights for 2021 included:
•We opened 22 new warehouses, including 2 relocations: 12 net new in the U.S., 4 net new in our Canadian segment, and 4 new in our Other International segment, compared to 16 new warehouses, including 3 relocations in 2020;
•Net sales increased 18% to $192,052 driven by a 16% increase in comparable sales and sales at new warehouses opened in 2020 and 2021;
•Membership fee revenue increased 9% to $3,877, driven by sign-ups and upgrades to Executive membership;
•Gross margin percentage decreased seven basis points, driven primarily by a shift in sales penetration from our core merchandise categories to our warehouse ancillary and other businesses;
•SG&A expenses as a percentage of net sales decreased 40 basis points, primarily due to leveraging increased sales and decreased incremental wages related to COVID-19;
•The effective tax rate in 2021 was 24.0% compared to 24.4% in 2020;
•Net income increased 25% to $5,007, or $11.27 per diluted share compared to $4,002, or $9.02 per diluted share in 2020;
•We paid a special cash dividend of $10.00 per share in December 2020 and in April 2021, increased the quarterly cash dividend from $0.70 to $0.79 per share totaling $5,748.

COVID-19
During 2021, our sales mix began returning to pre-pandemic levels. This included sales increases in non-foods and in many of our warehouse ancillary and other businesses, certain of which experienced closures or restrictions in 2020. COVID-related supply and logistics constraints have adversely affected some merchandise categories and are expected to do so for the foreseeable future.
We paid $515 in incremental wages during 2021 related to COVID-19. The incremental wage and benefit costs associated with COVID-19, which began on March 1, 2020 and ended on February 28, 2021, totaled approximately $825.
Effective March 1, 2021, we permanently increased wages for hourly and most salaried warehouse employees. The estimated annualized pre-tax cost is approximately $400. Additionally, in certain areas in the United States governments have mandated or are considering mandating extra pay for classes of employees that include our employees, which has and will result in higher costs.

RESULTS OF OPERATIONS
Net Sales

	2021	2020	2019
Net Sales	$192,052	$163,220	$149,351
Increases in net sales:
U.S.	16%	9%	9%
Canada	22%	5%	3%
Other International	23%	13%	5%
Total Company	18%	9%	8%
Increases in comparable sales:
U.S.	15%	8%	8%
Canada	20%	5%	2%
Other International	19%	9%	2%
Total Company	16%	8%	6%
Increases in comparable sales excluding the impact of changes in foreign currency and gasoline prices(1):
U.S.	14%	9%	6%
Canada	12%	7%	5%
Other International	13%	11%	6%
Total Company	13%	9%	6%
_______________
(1)Excluding the impact of the revenue recognition standard for the year ended September 1, 2019.
Net Sales
Net sales increased $28,832 or 18% during 2021. The improvement was attributable to an increase in comparable sales of 16%, and sales at new warehouses opened in 2020 and 2021. While sales in all core merchandise categories increased, sales were particularly strong in non-foods. Sales increases were also strong in our warehouse ancillary and other businesses, predominantly e-commerce and gasoline. Certain merchandise categories were impacted by inflation higher than what we have experienced in recent years.
Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $2,759, or 169 basis points, compared to 2020, attributable to our Canadian and Other International operations. Changes in gasoline prices positively impacted net sales by $1,636, or 100 basis points, compared to 2020, due to a 12% increase in the average price per gallon. The volume of gasoline sold increased approximately 10%, positively impacting net sales by $1,469, or 90 basis points.
Comparable Sales
Comparable sales increased 16% during 2021 and were positively impacted by increases in shopping frequency and average ticket. There was an increase of 44% in e-commerce comparable sales in 2021, driven by an increase of 80% in the first half of the year.

Membership Fees

	2021	2020	2019
Membership fees	$3,877	$3,541	$3,352
Membership fees increase	9%	6%	7%
Membership fees increased 9% in 2021, driven by sign-ups and upgrades to Executive membership. Excluding the positive impact of changes in foreign currencies relative to the U.S. dollar, membership fees increased 8%. At the end of 2021, our member renewal rates were 91% in the U.S. and Canada and 89% worldwide. Our renewal rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period.
Gross Margin

	2021	2020	2019
Net sales	$192,052	$163,220	$149,351
Less merchandise costs	170,684	144,939	132,886
Gross margin	$21,368	$18,281	$16,465
Gross margin percentage	11.13%	11.20%	11.02%
The gross margin of our core merchandise categories (foods and sundries, non-foods and fresh foods), when expressed as a percentage of core merchandise sales (rather than total net sales), increased 23 basis points. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses. The increase was across all categories, most significantly in non-foods.
Total gross margin percentage decreased seven basis points compared to 2020. Excluding the impact of gasoline price inflation on net sales in 2021, gross margin percentage was 11.22%, an increase of two basis points. This increase was due to a two basis point improvement in our core merchandise categories, predominantly non-foods, and in our warehouse ancillary and other businesses, largely e-commerce. The comparison was also positively impacted by a three basis point reserve on inventory recorded in 2020 with no such reserve this year. Gross margin percentage was negatively impacted three basis points due to increased 2% rewards and two basis points due to a LIFO charge for higher merchandise costs. Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by approximately $301 in 2021.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our U.S. segment, due to our warehouse ancillary and other businesses, our core merchandise categories, and the LIFO charge, partially offset by the reserve for certain inventory in 2020. Our Canadian and Other International segments increased, primarily due to our warehouse ancillary and other businesses and certain of our core merchandise categories. These increases were partially offset by increased 2% rewards.

Selling, General and Administrative Expenses

	2021	2020	2019
SG&A expenses	$18,461	$16,332	$14,994
SG&A expenses as a percentage of net sales	9.61%	10.01%	10.04%
SG&A expenses as a percentage of net sales decreased 40 basis points compared to 2020. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was 9.69%, a decrease of 32 basis points. Warehouse operations and other businesses were lower by 24 basis points, largely attributable to payroll leveraging increased sales. Incremental wages as a result of COVID-19, which ended on February 28, 2021, were lower by eight basis points. Central operating costs were lower by five basis points. Stock compensation expense was lower by three basis points, and costs associated with the acquisition of Innovel were lower by one basis point. These decreases were offset by an increase of five basis points related to a partial reversal of a product tax assessment in 2020, as well as an increase of four basis points related to a write-off of certain information technology assets in the fourth quarter of 2021 that are no longer expected to be utilized as part of the modernization of our information systems. Changes in foreign currencies relative to the U.S. dollar increased our SG&A expenses by approximately $228 in 2021.
Preopening

	2021	2020	2019
Preopening expenses	$76	$55	$86
Warehouse openings, including relocations
United States	13	9	18
Canada	5	4	3
Other International	4	3	4
Total warehouse openings, including relocations	22	16	25
Preopening expenses include startup costs for new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses and corporate facilities. Preopening expenses vary due to the number of warehouse and facility openings, the timing of the opening relative to our year-end, whether the warehouse is owned or leased, and whether the opening is in an existing, new or international market.
Interest Expense

	2021	2020	2019
Interest expense	$171	$160	$150
Interest expense primarily relates to Senior Notes. For more information on our debt arrangements, refer to the consolidated financial statements included in Item 8 of this Report.

Interest Income and Other, Net

	2021	2020	2019
Interest income	$41	$89	$126
Foreign-currency transaction gains, net	56	7	27
Other, net	46	(4)	25
Interest income and other, net	$143	$92	$178
The decrease in interest income in 2021 was primarily due to lower interest rates in the U.S. and Canada, partially offset by higher average cash and investment balances. Foreign-currency transaction gains, net include mark-to-market adjustments for forward foreign-exchange contracts and revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Note 1 to the consolidated financial statements included in Item 8 of this Report. During 2020, other, net was impacted by a $36 charge related to the repayment of certain Senior Notes.
Provision for Income Taxes

	2021	2020	2019
Provision for income taxes	$1,601	$1,308	$1,061
Effective tax rate	24.0%	24.4%	22.3%
The effective tax rate for 2021 included discrete net tax benefits of $163, including a benefit of $75 due to excess benefits from stock compensation, $70 related to the special dividend payable through our 401(k) plan, and $19 related to a reduction in the valuation allowance against certain deferred tax assets. Excluding these benefits, the tax rate was 26.4% for 2021.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2021	2020	2019
Net cash provided by operating activities	$8,958	$8,861	$6,356
Net cash used in investing activities	(3,535)	(3,891)	(2,865)
Net cash used in financing activities	(6,488)	(1,147)	(1,147)
Our primary sources of liquidity are cash flows generated from our operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $12,175 and $13,305 at the end of 2021 and 2020, respectively. Of these balances, unsettled credit and debit card receivables represented approximately $1,816 and $1,636 at the end of 2021 and 2020, respectively. These receivables generally settle within four days. Cash and cash equivalents were positively impacted by a change in exchange rates of $46 and $70 in 2021 and 2020, respectively, and negatively impacted by $15 in 2019.
Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and construction and land purchase obligations. See Notes 5 and 6 to the consolidated financial statements included in Item 8 of this Report for amounts outstanding on August 29, 2021, related to debt and leases.
Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. Construction and land purchase obligations consist of contracts primarily related to the development and opening of new and relocated warehouses, the majority of which (other than leases) are due in the next 12 months.

Management believes that our cash and investment position and operating cash flows as well as capacity under existing and available credit agreements will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $8,958 in 2021, compared to $8,861 in 2020. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, the forward deployment of inventory to accelerate delivery times, payment terms with our suppliers, and early payments to obtain discounts from suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $3,535 in 2021, compared to $3,891 in 2020, and is primarily related to capital expenditures. In 2020, we acquired Innovel (Costco Wholesale Logistics) and a minority interest in Navitus. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditures
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In 2021, we spent $3,588 on capital expenditures, and it is our current intention to spend approximately $3,800 to $4,200 during fiscal 2022. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 22 new warehouses, including two relocations, in 2021, and plan to open approximately up to 35 additional new warehouses, including five relocations, in 2022. We have experienced delays in real estate and construction activities due to COVID-19. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs or based on the current economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $6,488 in 2021, compared to $1,147 in 2020. Cash flows used in financing activities primarily related to the payment of dividends, repurchases of common stock, and withholding taxes on stock-based awards.
In 2020, we issued $4,000 in aggregate principal amount of Senior Notes and repaid $3,200 of Senior Notes.
Stock Repurchase Programs
During 2021 and 2020, we repurchased 1,358,000 and 643,000 shares of common stock, at average prices of $364.39 and $308.45, respectively, totaling approximately $495 and $198, respectively. These amounts may differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $3,250 at the end of 2021.

Dividends
Cash dividends declared in 2021 totaled $12.98 per share, as compared to $2.70 per share in 2020. Dividends in 2021 included a special dividend of $10.00 per share, resulting in an aggregate payment of approximately $4,430. In April 2021, the Board of Directors increased our quarterly cash dividend from $0.70 to $0.79 per share.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At August 29, 2021, we had borrowing capacity under these facilities of $1,050. Our international operations maintain $574 of the total borrowing capacity under bank credit facilities, of which $201 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities at the end of 2021 were immaterial, and there were none outstanding at the end of 2020.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $235. The outstanding commitments under these facilities at the end of 2021 totaled $197, most of which were standby letters of credit which do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to seek to limit exposures arising from very large losses. We use different risk management mechanisms, including a wholly-owned captive insurance subsidiary, and participate in a reinsurance program. Liabilities associated with the risks that we retain are not discounted and are estimated by using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The costs of claims are highly unpredictable and can fluctuate as a result of inflation rates, regulatory or legal changes, and unforeseen developments in claims over time. While we believe our estimates are reasonable and provide for a certain degree of coverage to account for these variables, actual claims and costs could differ significantly from recorded liabilities. Historically, adjustments to our estimates have not been material.
Recent Accounting Pronouncements
We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

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
A 100 basis point change in interest rates as of the end of 2021 would have had an immaterial incremental change in fair market value. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2021, long-term debt with fixed interest rates was $7,531. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 5 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
Foreign Currency Risk
Our foreign subsidiaries conduct certain transactions in non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of these fluctuations on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. For additional information related to the Company's forward foreign-exchange contracts, see Notes 1 and 4 to the consolidated financial statements included in Item 8 of this Report. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at August 29, 2021, would have decreased the fair value of the contracts by $149 and resulted in an unrealized loss in the consolidated statements of income for the same amount.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries (the Company) as of August 29, 2021 and August 30, 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week periods ended August 29, 2021, August 30, 2020 and September 1, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 2021 and August 30, 2020, and the results of its operations and its cash flows for the 52-week periods ended August 29, 2021, August 30, 2020 and September 1, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 5, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
The Company changed its method of accounting for leases as of September 2, 2019, due to the adoption of Accounting Standards Update 2016-02 – Leases (ASC 842).
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

Evaluation of workers' compensation self-insurance liabilities
As discussed in Note 1 to the consolidated financial statements, the Company estimates its self-insurance liabilities by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated self-insurance liabilities as of August 29, 2021 were $1,257 million, a portion of which related to workers’ compensation self-insurance liabilities for the United States operations.
We identified the evaluation of the Company’s workers’ compensation self-insurance liabilities for the United States operations as a critical audit matter because of the extent of specialized skill and knowledge needed to evaluate the underlying assumptions and judgments made by the Company in the actuarial models. Specifically, subjective auditor judgment was required to evaluate the Company's selected loss rates and initial expected losses used in the actuarial models.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance workers' compensation process. This included controls related to the development and selection of the assumptions listed above used in the actuarial calculation and review of the actuarial report. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•Assessing the actuarial models used by the Company for consistency with generally accepted actuarial standards
•Evaluating the Company’s ability to estimate self-insurance workers' compensation liabilities by comparing its historical estimates with actual incurred losses and paid losses
•Evaluating the above listed assumptions underlying the Company’s actuarial estimates by developing an independent expectation of the self-insurance workers' compensation liabilities and comparing them to the amounts recorded by the Company
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Seattle, Washington
October 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Costco Wholesale Corporation and subsidiaries’ (the Company) internal control over financial reporting as of August 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 29, 2021 and August 30, 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for the 52-week periods ended August 29, 2021, August 30, 2020 and September 1, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated October 5, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
October 5, 2021

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 29, 2021	August 30, 2020	September 1, 2019
REVENUE
Net sales	$192,052	$163,220	$149,351
Membership fees	3,877	3,541	3,352
Total revenue	195,929	166,761	152,703
OPERATING EXPENSES
Merchandise costs	170,684	144,939	132,886
Selling, general and administrative	18,461	16,332	14,994
Preopening expenses	76	55	86
Operating income	6,708	5,435	4,737
OTHER INCOME (EXPENSE)
Interest expense	(171)	(160)	(150)
Interest income and other, net	143	92	178
INCOME BEFORE INCOME TAXES	6,680	5,367	4,765
Provision for income taxes	1,601	1,308	1,061
Net income including noncontrolling interests	5,079	4,059	3,704
Net income attributable to noncontrolling interests	(72)	(57)	(45)
NET INCOME ATTRIBUTABLE TO COSTCO	$5,007	$4,002	$3,659
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$11.30	$9.05	$8.32
Diluted	$11.27	$9.02	$8.26
Shares used in calculation (000’s)
Basic	443,089	442,297	439,755
Diluted	444,346	443,901	442,923

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 29, 2021	August 30, 2020	September 1, 2019
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$5,079	$4,059	$3,704
Foreign-currency translation adjustment and other, net	181	162	(245)
Comprehensive income	5,260	4,221	3,459
Less: Comprehensive income attributable to noncontrolling interests	93	80	37
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$5,167	$4,141	$3,422

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	August 29, 2021	August 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,258	$12,277
Short-term investments	917	1,028
Receivables, net	1,803	1,550
Merchandise inventories	14,215	12,242
Other current assets	1,312	1,023
Total current assets	29,505	28,120
OTHER ASSETS
Property and equipment, net	23,492	21,807
Operating lease right-of-use assets	2,890	2,788
Other long-term assets	3,381	2,841
TOTAL ASSETS	$59,268	$55,556
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$16,278	$14,172
Accrued salaries and benefits	4,090	3,605
Accrued member rewards	1,671	1,393
Deferred membership fees	2,042	1,851
Current portion of long-term debt	799	95
Other current liabilities	4,561	3,728
Total current liabilities	29,441	24,844
OTHER LIABILITIES
Long-term debt, excluding current portion	6,692	7,514
Long-term operating lease liabilities	2,642	2,558
Other long-term liabilities	2,415	1,935
TOTAL LIABILITIES	41,190	36,851
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value; 900,000,000 shares authorized; 441,825,000 and 441,255,000 shares issued and outstanding	4	4
Additional paid-in capital	7,031	6,698
Accumulated other comprehensive loss	(1,137)	(1,297)
Retained earnings	11,666	12,879
Total Costco stockholders’ equity	17,564	18,284
Noncontrolling interests	514	421
TOTAL EQUITY	18,078	18,705
TOTAL LIABILITIES AND EQUITY	$59,268	$55,556
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 2, 2018	438,189	$4	$6,107	$(1,199)	$7,887	$12,799	$304	$13,103
Net income	—	—	—	—	3,659	3,659	45	3,704
Foreign-currency translation adjustment and other, net	—	—	—	(237)	—	(237)	(8)	(245)
Stock-based compensation	—	—	598	—	—	598	—	598
Release of vested restricted stock units (RSUs), including tax effects	2,533	—	(272)	—	—	(272)	—	(272)
Repurchases of common stock	(1,097)	—	(16)	—	(231)	(247)	—	(247)
Cash dividends declared and other	—	—	—	—	(1,057)	(1,057)	—	(1,057)
BALANCE AT SEPTEMBER 1, 2019	439,625	4	6,417	(1,436)	10,258	15,243	341	15,584
Net income	—	—	—	—	4,002	4,002	57	4,059
Foreign-currency translation adjustment and other, net	—	—	—	139	—	139	23	162
Stock-based compensation	—	—	621	—	—	621	—	621
Release of vested RSUs, including tax effects	2,273	—	(330)	—	—	(330)	—	(330)
Repurchases of common stock	(643)	—	(10)	—	(188)	(198)	—	(198)
Cash dividends declared	—	—	—	—	(1,193)	(1,193)	—	(1,193)
BALANCE AT AUGUST 30, 2020	441,255	4	6,698	(1,297)	12,879	18,284	421	18,705
Net income	—	—	—	—	5,007	5,007	72	5,079
Foreign-currency translation adjustment and other, net	—	—	—	160	—	160	21	181
Stock-based compensation	—	—	668	—	—	668	—	668
Release of vested RSUs, including tax effects	1,928	—	(312)	—	—	(312)	—	(312)
Repurchases of common stock	(1,358)	—	(23)	—	(472)	(495)	—	(495)
Cash dividends declared	—	—	—	—	(5,748)	(5,748)	—	(5,748)
BALANCE AT AUGUST 29, 2021	441,825	$4	$7,031	$(1,137)	$11,666	$17,564	$514	$18,078
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	August 29, 2021	August 30, 2020	September 1, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$5,079	$4,059	$3,704
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,781	1,645	1,492
Non-cash lease expense	286	194	—
Stock-based compensation	665	619	595
Other non-cash operating activities, net	85	42	9
Deferred income taxes	59	104	147
Changes in operating assets and liabilities:
Merchandise inventories	(1,892)	(791)	(536)
Accounts payable	1,838	2,261	322
Other operating assets and liabilities, net	1,057	728	623
Net cash provided by operating activities	8,958	8,861	6,356
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,331)	(1,626)	(1,094)
Maturities and sales of short-term investments	1,446	1,678	1,231
Additions to property and equipment	(3,588)	(2,810)	(2,998)
Acquisitions	—	(1,163)	—
Other investing activities, net	(62)	30	(4)
Net cash used in investing activities	(3,535)	(3,891)	(2,865)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	188	137	210
Proceeds from short-term borrowings	41	—	—
Proceeds from issuance of long-term debt	—	3,992	298
Repayments of long-term debt	(94)	(3,200)	(89)
Tax withholdings on stock-based awards	(312)	(330)	(272)
Repurchases of common stock	(496)	(196)	(247)
Cash dividend payments	(5,748)	(1,479)	(1,038)
Other financing activities, net	(67)	(71)	(9)
Net cash used in financing activities	(6,488)	(1,147)	(1,147)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	46	70	(15)
Net change in cash and cash equivalents	(1,019)	3,893	2,329
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	12,277	8,384	6,055
CASH AND CASH EQUIVALENTS END OF YEAR	$11,258	$12,277	$8,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$149	$124	$141
Income taxes, net	$1,527	$1,052	$1,187
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash dividend declared, but not yet paid	$—	$—	$286
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At August 29, 2021, Costco operated 815 warehouses worldwide: 564 in the United States (U.S.) located in 46 states, Washington, D.C., and Puerto Rico, 105 in Canada, 39 in Mexico, 30 in Japan, 29 in the United Kingdom (U.K.), 16 in Korea, 14 in Taiwan, 12 in Australia, three in Spain, and one each in Iceland, France and China. The Company operates e-commerce websites in the U.S., Canada, U.K., Mexico, Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53-week fiscal year basis with the year ending on the Sunday closest to August 31. References to 2021, 2020, and 2019 relate to the 52-week fiscal years ended August 29, 2021, August 30, 2020, and September 1, 2019, respectively.
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
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to four days. Credit and debit card receivables were $1,816 and $1,636 at the end of 2021 and 2020, respectively.

The Company provides for the daily replenishment of major bank accounts as payments are presented. Included in accounts payable at the end of 2021 and 2020, are $999 and $810, respectively, representing the excess of outstanding payments over cash on deposit at the banks on which the payments were drawn.
Short-Term Investments
Short-term investments generally consist of debt securities (U.S. Government and Agency Notes), with maturities at the date of purchase of three months to five years. Investments with maturities beyond five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are recorded in interest income and other, net in the consolidated statements of income. These available-for-sale investments have a low level of inherent credit risk given they are issued by the U.S. Government and Agencies. Changes in their fair value are primarily attributable to changes in interest rates and market liquidity. Short-term investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported net of any related amortization and are not remeasured to fair value on a recurring basis.
The Company periodically evaluates unrealized losses in its investment securities for credit impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be impaired as the result of a credit loss, the Company recognizes the loss in interest income and other, net in the consolidated statements of income.
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
The Company’s valuation techniques used to measure the fair value of money market mutual funds are based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Valuation methodologies used to measure the fair value of all other non-derivative financial instruments are based on independent external valuation information. The pricing process uses data from a variety of independent external valuation information providers, including trades, bid price or spread, two-sided markets, quotes, benchmark curves including but not limited to treasury benchmarks and LIBOR or Secured Overnight Financing Rate and swap curves, discount rates, and market data feeds. All are observable in the market or can be derived principally from or corroborated by observable market data. The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred.
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
Receivables are recorded net of an allowance for credit losses which considers creditworthiness of vendors and third parties, historical experience and current economic trends. Write-offs of receivables were immaterial in 2021, 2020, and 2019.
Merchandise Inventories
Merchandise inventories consist of the following:

	2021	2020
United States	$10,248	$8,871
Canada	1,456	1,310
Other International	2,511	2,061
Merchandise inventories	$14,215	$12,242
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation or deflation rates and inventory levels have been determined. An immaterial charge was recorded to merchandise costs to increase the cumulative LIFO valuation on merchandise inventories at August 29, 2021. As of August 30, 2020, U.S. merchandise inventories valued at LIFO approximated first-in, first-out (FIFO) after considering the lower of cost or market principle. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the FIFO basis.
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
The Company capitalizes certain computer software and costs incurred in developing or obtaining software for internal use. During development, these costs are included in construction in progress. To the extent that the assets become ready for their intended use, these costs are included in equipment and fixtures and amortized on a straight-line basis over their estimated useful lives. In the fourth quarter of 2021, the Company recognized an $84 write-off of certain information technology assets, which was recorded in selling, general and administrative expenses, in the consolidated statements of income.
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change the way an asset functions or that extend the useful life are capitalized. Assets removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2021 and 2020 were immaterial. The following table summarizes the Company's property and equipment balances at the end of 2021 and 2020:

	Estimated Useful Lives	2021	2020
Land	N/A	$7,507	$6,696
Buildings and improvements	5-50 years	19,139	17,982
Equipment and fixtures	3-20 years	9,505	8,749
Construction in progress	N/A	1,507	1,276
		37,658	34,703
Accumulated depreciation and amortization		(14,166)	(12,896)
Property and equipment, net		$23,492	$21,807
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. Impairment charges recognized in 2021 were immaterial. There were no impairment charges recognized in 2020 or 2019.
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
Goodwill is included in other long-term assets in the consolidated balance sheets. The following table summarizes goodwill by reportable segment:

	United States Operations	Canadian Operations	Other International Operations	Total
Balance at September 1, 2019	$13	$27	$13	$53
Changes in currency translation	—	—	1	1
Acquisition	934	—	—	934
Balance at August 30, 2020	$947	$27	$14	$988
Changes in currency translation and other (1)	6	1	1	8
Balance at August 29, 2021	$953	$28	$15	$996
____________
(1)Other consists of changes to the purchase price allocation. See Note 2.

Definite-lived intangible assets, which are not material, are included in other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.
Insurance/Self-insurance Liabilities
Claims for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures arising from very large losses. The Company uses different risk management mechanisms, including a wholly-owned captive insurance subsidiary (the captive) and participates in a reinsurance program. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. At the end of 2021 and 2020, these insurance liabilities were $1,257 and $1,188 in the aggregate, respectively, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
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
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries with functional currencies other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. There were no derivative instruments in a net liability position at the end of 2021 and for those in a net liability position at the end of 2020, the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered was immaterial. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $1,331 and $1,036 at the end of 2021 and 2020, respectively. See Note 4 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2021 and 2020.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2021, 2020 and 2019.
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
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were immaterial in 2021, 2020, and 2019.
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
The Company offers merchandise in the following core merchandise categories: foods and sundries, non-foods (previously hardlines and softlines), and fresh foods. The Company also provides expanded products and services through warehouse ancillary and other businesses. The majority of revenue from merchandise sales is recognized at the point of sale. Revenue generated through e-commerce or special orders is generally recognized upon shipment to the member. For merchandise shipped directly to the member, shipping and handling costs are expensed as incurred as fulfillment costs and included in merchandise costs in the consolidated statements of income. In certain ancillary businesses, revenue is deferred until the member picks up merchandise at the warehouse. Deferred sales are included in other current liabilities in the consolidated balance sheets.
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
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. Deferred membership fees at the end of 2021 and 2020 were $2,042 and $1,851, respectively.
In most countries, the Company's Executive members qualify for a 2% reward on qualified purchases, subject to an annual maximum value, which does not expire and can be redeemed only at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the consolidated balance sheets. Estimated breakage is computed based on redemption data. For 2021, 2020, and 2019, the net reduction in sales was $2,047, $1,707, and $1,537 respectively.

The Company sells and otherwise provides proprietary shop cards that do not expire and are redeemable at the warehouse or online for merchandise or membership. Revenue from shop cards is recognized upon redemption, and estimated breakage is recognized based on redemption data. The Company accounts for outstanding shop card balances as a shop card liability, net of estimated breakage. Shop card liabilities are included in other current liabilities in the consolidated balance sheets.
Citibank, N.A. became the exclusive issuer of co-branded credit cards to U.S. members in June 2016. The Company receives various forms of consideration, including a royalty on purchases made on the card outside of Costco, a portion of which, after giving rise to estimated breakage, is used to fund the rebate that cardholders receive. The rebates are issued in February and expire on December 31. Breakage is estimated based on redemption data.
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
Retirement Plans
The Company's 401(k) retirement plan is available to all U.S. employees over the age of 18 who have completed 90 days of employment. The plan allows participants to make wage deferral contributions, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for Canadian employees and contributes a percentage of each employee's wages. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans, which are not material. Amounts expensed under all plans were $748, $676, and $614 for 2021, 2020, and 2019, respectively, and are predominantly included in selling, general and administrative expenses in the consolidated statements of income.
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
Preopening Expenses
Preopening expenses include startup costs for new warehouses and relocations, developments in new international markets, new manufacturing and distribution facilities, and expansions at existing warehouses and corporate facilities and are expensed as incurred.
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

Note 2—Acquisition of Innovel
On March 17, 2020, the Company acquired Innovel Solutions for $999, using existing cash and cash equivalents. Innovel (now known as Costco Wholesale Logistics or CWL) provides final-mile delivery, installation and white-glove capabilities for big and bulky products in the United States and Puerto Rico. Its financial results have been included in the Company's consolidated financial statements from the date of acquisition.
The net purchase price of $999 has been allocated to the tangible and intangible assets of $294 and liabilities assumed of $235, based on fair values on the acquisition date. The remaining unallocated net purchase price of $940 was recorded as goodwill. Goodwill represents the acquisition's benefits to the Company, which include the ability to serve more members and improve delivery times, enabling growth in certain segments of our U.S. e-commerce operations. The Company assigned this goodwill, which is deductible for tax purposes, to reporting units within the U.S. segment. Changes to the purchase price allocation originally recorded in 2020 were not material.
Note 3—Investments
The Company’s investments were as follows:

2021:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$375	$6	$381
Held-to-maturity:
Certificates of deposit	536	—	536
Total short-term investments	$911	$6	$917

2020:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$436	$12	$448
Held-to-maturity:
Certificates of deposit	580	—	580
Total short-term investments	$1,016	$12	$1,028
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the years ended August 29, 2021, and August 30, 2020. At the end of 2021 and 2020, there were no available-for-sale securities in a continuous unrealized-loss position. There were no sales of available-for-sale securities during 2021 or 2020.
The maturities of available-for-sale and held-to-maturity securities at the end of 2021 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$190	$191	$536
Due after one year through five years	185	190	—
Total	$375	$381	$536

Note 4—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine such fair value.

	Level 2
	2021	2020
Investment in government and agency securities(1)	$393	$508
Forward foreign-exchange contracts, in asset position(2)	17	1
Forward foreign-exchange contracts, in (liability) position(2)	(2)	(21)
Total	$408	$488
 ____________
(1)At August 29, 2021, $12 cash and cash equivalents and $381 short-term investments are included in the accompanying consolidated balance sheets. At August 30, 2020, $60 cash and cash equivalents and $448 short-term investments are included in the consolidated balance sheets.
(2)The asset and the liability values are included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
At August 29, 2021, and August 30, 2020, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during 2021 or 2020.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. Fair value adjustments to nonfinancial assets during 2021 were immaterial and there were no fair value adjustments to these items during 2020.
Note 5—Debt
Short-Term Borrowings
The Company maintains various short-term bank credit facilities, with a borrowing capacity of $1,050 and $967, in 2021 and 2020, respectively. Borrowings on these short-term facilities were immaterial during 2021 and 2020. Short-term borrowings outstanding were $41 at the end of 2021. There were no outstanding balances at the end of 2020.
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
Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japanese subsidiary, valued using Level 3 inputs. In June 2021, the Japanese subsidiary repaid approximately $94 of its Guaranteed Senior Notes.

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
At the end of 2021 and 2020, the fair value of the Company's long-term debt, including the current portion, was approximately $7,692 and $7,987, respectively. The carrying value of long-term debt consisted of the following:

	2021	2020
2.300% Senior Notes due May 2022	$800	$800
2.750% Senior Notes due May 2024	1,000	1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	731	857
Total long-term debt	7,531	7,657
Less unamortized debt discounts and issuance costs	40	48
Less current portion(1)	799	95
Long-term debt, excluding current portion	$6,692	$7,514
_______________
(1)Net of unamortized debt discounts and issuance costs.
Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2022	$800
2023	91
2024	1,109
2025	136
2026	100
Thereafter	5,295
Total	$7,531

Note 6—Leases
The tables below present information regarding the Company's lease assets and liabilities.

	2021	2020
Assets
Operating lease right-of-use assets	$2,890	$2,788
Finance lease assets(1)	1,000	592
Total lease assets	$3,890	$3,380
Liabilities
Current
Operating lease liabilities(2)	$222	$231
Finance lease liabilities(2)	72	31
Long-term
Operating lease liabilities	2,642	2,558
Finance lease liabilities(3)	980	657
Total lease liabilities	$3,916	$3,477
 _______________
(1)Included in other long-term assets in the consolidated balance sheets.
(2)Included in other current liabilities in the consolidated balance sheets.
(3)Included in other long-term liabilities in the consolidated balance sheets.

	2021	2020
Weighted-average remaining lease term (years)
Operating leases	21	21
Finance leases	22	20
Weighted-average discount rate
Operating leases	2.16%	2.23%
Finance leases	4.91%	6.34%
The components of lease expense, excluding short-term lease costs and sublease income (which were not material), were as follows:

	2021	2020
Operating lease costs(1)	$296	$252
Finance lease costs:
Amortization of lease assets(1)	50	31
Interest on lease liabilities(2)	37	33
Variable lease costs(3)	151	87
Total lease costs	$534	$403
 _______________
(1)Included in selling, general and administrative expenses and merchandise costs in the consolidated statements of income.
(2)Included in interest expense in the consolidated statements of income.
(3)Included in selling, general and administrative expenses and merchandise costs in the consolidated statements of income.

Supplemental cash flow information related to leases was as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows — operating leases	$282	$258
Operating cash flows — finance leases	37	33
Financing cash flows — finance leases	67	49
Leased assets obtained in exchange for operating lease liabilities	350	354
Leased assets obtained in exchange for finance lease liabilities	399	317
As of August 29, 2021, future minimum payments during the next five fiscal years and thereafter are as follows:

	Operating Leases(1)	Finance Leases
2022	$260	$107
2023	273	92
2024	232	87
2025	191	159
2026	192	74
Thereafter	2,507	1,070
Total(2)	3,655	1,589
Less amount representing interest	791	537
Present value of lease liabilities	$2,864	$1,052
 _______________
(1)Operating lease payments have not been reduced by future sublease income of $99.
(2)Excludes $665 of lease payments for leases that have been signed but not commenced.

Note 7—Equity
Dividends
Cash dividends declared in 2021 totaled $12.98 per share, as compared to $2.70 per share in 2020. Dividends in 2021 included a special dividend of $10.00 per share, resulting in an aggregate payment of approximately $4,430. The Company's current quarterly dividend rate is $0.79 per share.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in April 2023. As of the end of 2021, the remaining amount available under the approved plan was $3,250. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2021	1,358	$364.39	$495
2020	643	308.45	198
2019	1,097	225.16	247
These amounts may differ from repurchases of common stock in the consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Note 8—Stock-Based Compensation
The Company grants stock-based compensation, primarily to employees and non-employee directors. Grants to all executive officers are generally performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. RSUs are subject to quarterly vesting upon retirement or voluntary termination. Employees who attain at least 25 years of service with the Company receive shares under accelerated vesting provisions on the annual vesting date. The 2019 Incentive Plan authorized the issuance of 17,500,000 shares (10,000,000 RSUs) of common stock for future grants, plus the remaining shares that were available for grant and the future forfeited shares from grants under the previous plan, up to a maximum aggregate of 27,800,000 shares (15,885,000 RSUs). The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
In conjunction with a special cash dividend paid in the second quarter of 2021, and in accordance with the plans, the number of shares subject to outstanding RSUs was increased on the dividend record date to preserve their value. They were adjusted by multiplying the number of outstanding shares by a factor of 1.019 (rounded up to a whole share), representing the ratio of the Nasdaq closing price of $391.77 on November 30, 2020, which was the last trading day immediately prior to the ex-dividend date, to the Nasdaq opening price of $384.50 on the ex-dividend date, December 1, 2020. The outstanding RSUs increased by approximately 94,000. The adjustment did not result in additional stock-based compensation expense, as the fair value of the awards did not change. As further required by the plans, the maximum number of shares issuable was proportionally adjusted, which resulted in an additional 220,000 RSU shares available to be granted.

Summary of Restricted Stock Unit Activity
RSUs granted to employees and to non-employee directors generally vest over five and three years, respectively. Additionally, the terms of the RSUs, including performance-based awards, provide for accelerated vesting for employees and non-employee directors who have attained 25 or more and five or more years of service with the Company, respectively. Recipients are not entitled to vote or receive dividends on unvested and undelivered shares. At the end of 2021, 12,001,000 shares were available to be granted as RSUs under the 2019 Incentive Plan.
The following awards were outstanding at the end of 2021:
•4,218,000 time-based RSUs, which vest upon continued employment or service over specified periods of time; and
•131,000 performance-based RSUs, of which 104,000 were granted to executive officers subject to the determination of the attainment of performance targets for 2021. This determination occurred in September 2021, at which time at least 33% of the units vested, as a result of the long service of all executive officers. The remaining awards vest upon continued employment over specified periods of time.
The following table summarizes RSU transactions during 2021:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2020	5,174	$207.55
Granted	1,982	369.15
Vested and delivered	(2,764)	235.64
Forfeited	(137)	253.53
Special cash dividend	94	N/A
Outstanding at the end of 2021	4,349	$257.88
The weighted-average grant date fair value of RSUs granted was $369.15, $294.08, and $224.00 in 2021, 2020, and 2019, respectively. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2021 was $728 and the weighted-average period of time over which this cost will be recognized is 1.6 years. Included in the outstanding balance at the end of 2021 were approximately 1,516,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	2021	2020	2019
Stock-based compensation expense	$665	$619	$595
Less recognized income tax benefit	140	128	128
Stock-based compensation expense, net	$525	$491	$467

Note 9— Taxes
Income Taxes
Income before income taxes is comprised of the following:

	2021	2020	2019
Domestic	$4,931	$4,204	$3,591
Foreign	1,749	1,163	1,174
Total	$6,680	$5,367	$4,765
The provisions for income taxes are as follows:

	2021	2020	2019
Federal:
Current	$718	$616	$328
Deferred	84	77	222
Total federal	802	693	550
State:
Current	265	230	178
Deferred	11	8	26
Total state	276	238	204
Foreign:
Current	557	372	405
Deferred	(34)	5	(98)
Total foreign	523	377	307
Total provision for income taxes	$1,601	$1,308	$1,061
Except for certain provisions, the Tax Cuts and Jobs Act (2017 Tax Act) was effective for tax years beginning on or after January 1, 2018. Most provisions became effective for the Company for 2019, including limitations on the ability to claim foreign tax credits, repeal of the domestic manufacturing deduction, and limitations on certain business deductions. Provisions with significant impacts that were effective starting in the second quarter of 2018 and throughout 2019 included: a lower U.S. federal income tax rate, remeasurement of certain net deferred tax liabilities, and a transition tax on deemed repatriation of certain foreign earnings. The lower U.S. tax rate of 21.0% was effective for all of 2021, 2020, and 2019.
The reconciliation between the statutory tax rate and the effective rate for 2021, 2020, and 2019 is as follows:

	2021		2020		2019
Federal taxes at statutory rate	$1,403	21.0%	$1,127	21.0%	$1,001	21.0%
State taxes, net	243	3.6	190	3.6	171	3.6
Foreign taxes, net	92	1.4	92	1.7	(1)	—
Employee stock ownership plan (ESOP)	(91)	(1.3)	(24)	(0.5)	(18)	(0.4)
2017 Tax Act	—	—	—	—	(123)	(2.6)
Other	(46)	(0.7)	(77)	(1.4)	31	0.7
Total	$1,601	24.0%	$1,308	24.4%	$1,061	22.3%

During 2019, the Company recognized net tax benefits of $123 related to the 2017 Tax Act. This benefit included $105 related to U.S. taxation of deemed foreign dividends, partially offset by losses of current year foreign tax credits.
The Company recognized total net tax benefits of $163, $81 and $221 in 2021, 2020 and 2019, respectively. These include benefits of $75, $77 and $59, respectively, related to the stock-based compensation accounting standard adopted in 2018, in addition to the impacts of the 2017 Tax Act noted above. During 2021, there was a net tax benefit of $70 related to the portion of the special dividend paid through our 401(k) plan.
The components of the deferred tax assets (liabilities) are as follows:

	2021	2020
Deferred tax assets:
Equity compensation	$72	$80
Deferred income/membership fees	161	144
Foreign tax credit carry forward	146	101
Operating lease liabilities	769	832
Accrued liabilities and reserves	681	639
Other	62	—
Total deferred tax assets	1,891	1,796
Valuation allowance	(214)	(105)
Total net deferred tax assets	1,677	1,691
Deferred tax liabilities:
Property and equipment	(935)	(800)
Merchandise inventories	(216)	(228)
Operating lease right-of-use assets	(744)	(801)
Foreign branch deferreds	(92)	(81)
Other	—	(40)
Total deferred tax liabilities	(1,987)	(1,950)
Net deferred tax liabilities	$(310)	$(259)

The deferred tax accounts at the end of 2021 and 2020 include deferred income tax assets of $444 and $406, respectively, included in other long-term assets; and deferred income tax liabilities of $754 and $665, respectively, included in other long-term liabilities.
In 2021 and 2020, the Company had valuation allowances of $214 and $105, respectively, primarily related to foreign tax credits that the Company believes will not be realized due to carry forward limitations. The foreign tax credit carry forwards are set to expire beginning in fiscal 2030.

The Company no longer considers fiscal year earnings of non-U.S. consolidated subsidiaries after 2017 to be indefinitely reinvested (other than China) and has recorded the estimated incremental foreign withholding taxes (net of available foreign tax credits) and state income taxes payable assuming a hypothetical repatriation to the U.S. The Company continues to consider undistributed earnings of certain non-U.S. consolidated subsidiaries, which totaled $3,070, to be indefinitely reinvested and has not provided for withholding or state taxes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2021 and 2020 is as follows:

	2021	2020
Gross unrecognized tax benefit at beginning of year	$30	$27
Gross increases—current year tax positions	2	1
Gross increases—tax positions in prior years	2	8
Gross decreases—tax positions in prior years	—	(3)
Lapse of statute of limitations	(1)	(3)
Gross unrecognized tax benefit at end of year	$33	$30
The gross unrecognized tax benefit includes tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. At the end of 2021 and 2020, these amounts were immaterial. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. The total amount of such unrecognized tax benefits that if recognized would favorably affect the effective income tax rate in future periods is $30 and $28 at the end of 2021 and 2020, respectively.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties recognized during 2021 and 2020, and accrued at the end of each respective period were not material.
The Company is currently under audit by several jurisdictions in the United States and abroad. Some audits may conclude in the next 12 months, and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not practical to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next 12 months.
The Company files income tax returns in the United States, various state and local jurisdictions, in Canada, and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2017. The Company is currently subject to examination in California for fiscal years 2013 to present.
Other Taxes
The Company is subject to multiple examinations for value added, sales-based, payroll, product, import or other non-income taxes in various jurisdictions. In certain cases, the Company has received assessments from the authorities. In the fourth quarter of 2020, the Company reached an agreement on a product tax audit resulting in a benefit of $84. The Company recorded a charge of $123 in 2019 regarding this matter. Other possible losses or range of possible losses associated with these examinations are either immaterial or an estimate of the possible loss or range of loss cannot be made at this time. If certain matters or a group of matters were to be decided adversely to the Company, it could result in a charge that might be material to the results of an individual fiscal quarter or year.

Note 10—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000’s):

	2021	2020	2019
Net income attributable to Costco	$5,007	$4,002	$3,659
Weighted average basic shares	443,089	442,297	439,755
RSUs	1,257	1,604	3,168
Weighted average diluted shares	444,346	443,901	442,923
Note 11—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigations arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. As of the date of this Report, the Company has recorded immaterial accruals with respect to certain matters described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in an action commenced in August 2013 under the California Labor Code Private Attorneys General Act (PAGA) alleging violation of California Wage Order 7-2001 for failing to provide seating to employees who work at entrance and exit doors in California warehouses. Canela v. Costco Wholesale Corp., et al. (Case No. 2013-1-CV-248813; Santa Clara Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint.
In December 2018, a depot employee raised similar claims, alleging that depot employees in California did not receive suitable seating or reasonably comfortable workplace temperature conditions. Lane v. Costco Wholesale Corp. (Case No. CIVDS 1908816; San Bernardino Superior Court). The Company filed an answer denying the material allegations of the complaint. In October 2019, the parties reached an agreement to settle for an immaterial amount the seating claims on a representative basis, which received court approval in February 2020. The workplace temperature claims continue in litigation.

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
In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez v. Costco Wholesale Corp. (Case No. 2:19-cv-03454; C.D. Cal.). The Company filed an answer denying the material allegations of the complaint. In December 2019, the court issued an order denying class certification. In January 2020, the plaintiffs dismissed their Labor Code claims without prejudice, and the court remanded the action to state court. The remand was appealed; the appeal is in abeyance due to a pending settlement for an immaterial amount that was agreed upon in February 2021. The preliminary approval hearing of the settlement is scheduled for October 2021.
In May 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340; E.D. Cal.). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The Company has moved for partial summary judgement, and the parties have filed competing motions regarding class certification. In August 2019, the plaintiff filed a companion case in state court seeking penalties under PAGA. Rough v. Costco Wholesale Corp. (Case No. FCS053454; Sonoma County Superior Court). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The state court action has been stayed pending resolution of the federal action.
In June 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods, itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Martinez v. Costco Wholesale Corp. (Case No. 3:19-cv-05624-EMC; N.D. Cal.). The Company filed an answer denying the material allegations of the complaint. In June 2021, the plaintiff agreed to dismiss his claims for failure to provide meal and rest breaks and to pay minimum wages. In July 2021, the parties reached an agreement settling for an immaterial amount the remaining claim and related derivative claims.
In April 2020, an employee, alleging underpayment of sick pay, filed a class and representative action against the Company, alleging claims under California law for failure to pay all wages at termination and for Labor Code penalties under PAGA. Kristy v. Costco Wholesale Corp. (Case No. 5:20-cv-04119; N.D. Cal.). The case was stayed due to the plaintiff's bankruptcy, and his individual claim was settled for an immaterial amount. A request for dismissal of the class and representative action is pending.
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

In December 2020, a former employee filed suit against the Company asserting collective and class claims on behalf of non-exempt employees under the Fair Labor Standards Act and New York Labor Law for failure to pay for all hours worked on a weekly basis and failure to provide proper wage statements and notices. The plaintiff also asserts individual retaliation claims. Cappadora v. Costco Wholesale Corp. (Case No. 1:20-cv-06067; E.D.N.Y.). An amended complaint was filed, and the Company has denied the material allegations of the amended complaint. In August 2021, a former employee filed a similar suit, asserting collective and class claims on behalf of non-exempt employees under the FLSA and New York law. Umadat v. Costco Wholesale Corp. (Case No. 2:21-cv-4814; E.D.N.Y.). The Company has not yet responded to the complaint.
In February 2021, a former employee filed a class action against the Company alleging violations of California Labor Code regarding payment of wages, meal and rest periods, wage statements, reimbursement of expenses, payment of final wages to terminated employees, and for unfair business practices. Edwards v. Costco Wholesale Corp. (Case No. 5:21-cv-00716: C.D. Cal.). In May 2021, the Company filed a motion to dismiss the complaint, which was granted with leave to amend. In June 2021, the plaintiff filed an amended complaint, which the Company moved to dismiss later that month. The court granted the motion in part in July 2021 with leave to amend. In August 2021, the plaintiff filed a second amended complaint and filed a separate representative action under PAGA asserting the same Labor Code claims and seeking civil penalties and attorneys' fees. The Company has filed an answer to the second amended class action complaint denying the material allegations.
In July 2021, a former temporary staffing employee filed a class action against the Company and a staffing company alleging violations of the California Labor Code regarding payment of wages, meal and rest periods, wage statements, the timeliness of wages and final wages, and for unfair business practices. Dimas v. Costco Wholesale Corp. (Case No. STK-CV-UOE-2021-0006024; San Joaquin Superior Court). The Company has not yet responded to the complaint.
Beginning in December 2017, the United States Judicial Panel on Multidistrict Litigation has consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are cases that name the Company, including actions filed by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a third-party payor in Ohio, and a hospital in Texas, class actions filed on behalf of infants born with opioid-related medical conditions in 40 states, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 43 states and American Samoa. Claims against the Company in state courts in New Jersey, Oklahoma, Utah, and Arizona have been dismissed. The Company is defending all of the pending matters.
The Company and its CEO and CFO were defendants in putative class actions brought on behalf of shareholders who acquired Company stock between June 6 and October 25, 2018. Johnson v. Costco Wholesale Corp., et al. (W.D. Wash.; filed Nov. 5, 2018); Chen v. Costco Wholesale Corp., et al. (W.D. Wash.; filed Dec. 11, 2018). The complaints alleged violations of the federal securities laws stemming from the Company’s disclosures concerning internal control over financial reporting. A consolidated amended complaint was filed on April 16, 2019. On November 26, 2019, the court entered an order dismissing the consolidated amended complaint and granting the plaintiffs leave to file a further amended complaint. A further amended complaint was filed on March 9, which the court dismissed with prejudice on August 19, 2020. On July 20, 2021, the Ninth Circuit affirmed the dismissal.

Members of the Board of Directors, one other individual, and the Company were defendants in a shareholder derivative action related to the internal controls and related disclosures identified in the putative class actions, alleging that the individual defendants breached their fiduciary duties. Wedekind v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (W.D. Wash.; filed Dec. 11, 2018). Similar actions were filed in King County Superior Court on February 20, 2019, Elliott v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, Richard Libenson, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-04824-7), April 16, 2019, Brad Shuman, et ano. v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-10460-1), and June 12, 2019, Rahul Modi v. Hamilton James, Susan Decker, Kenneth Denman, Richard Galanti, Craig Jelinek, John Meisenbach, Charles Munger, Jeffrey Raikes, John Stanton, Mary Agnes Wilderotter, and Costco Wholesale Corp. (Case No. 19-2-15514-1). In light of the dismissal in Johnson noted above, the plaintiffs in the derivative actions agreed voluntarily to dismiss their complaints.
On June 23, 2020, a putative class action was filed against the Company, the “Board of Directors,” the “Costco Benefits Committee” and others under the Employee Retirement Income Security Act, in the United States District Court for the Eastern District of Wisconsin. Dustin S. Soulek v. Costco Wholesale, et al., Case No. 1:20-cv-937. The class is alleged to be beneficiaries of the Costco 401(k) plan from June 23, 2014, and the claims are that the defendants breached their fiduciary duties in the operation and oversight of the plan. The complaint seeks injunctive relief, damages, interest, costs, and attorneys' fees. On September 11, 2020, the defendants filed a motion to dismiss the complaint, and on September 21 the plaintiffs filed an amended complaint, which the defendants have also moved to dismiss.
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

Note 12—Segment Reporting
The Company is principally engaged in the operation of membership warehouses through wholly owned subsidiaries in the U.S., Canada, Mexico, Japan, U.K., Korea, Australia, Spain, Iceland, France, and China and through a majority-owned subsidiary in Taiwan. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are as described in Note 1. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Certain operating expenses, predominantly stock-based compensation, incurred on behalf of the Company's Canadian and Other International operations, are included in the U.S. operations because those costs generally come under the responsibility of U.S. management.
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
2021
Total revenue	$141,398	$27,298	$27,233	$195,929
Operating income	4,262	1,176	1,270	6,708
Depreciation and amortization	1,339	177	265	1,781
Additions to property and equipment	2,612	272	704	3,588
Property and equipment, net	15,993	2,317	5,182	23,492
Total assets	39,589	5,962	13,717	59,268
2020
Total revenue	$122,142	$22,434	$22,185	$166,761
Operating income	3,633	860	942	5,435
Depreciation and amortization	1,248	155	242	1,645
Additions to property and equipment	2,060	258	492	2,810
Property and equipment, net	14,916	2,172	4,719	21,807
Total assets	38,366	5,270	11,920	55,556
2019
Total revenue	$111,751	$21,366	$19,586	$152,703
Operating income	3,063	924	750	4,737
Depreciation and amortization	1,126	143	223	1,492
Additions to property and equipment	2,186	303	509	2,998
Property and equipment, net	14,367	2,044	4,479	20,890
Total assets	32,162	4,369	8,869	45,400
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to their respective merchandise categories:

	2021	2020	2019
Foods and Sundries	$77,277	$68,659	$59,672
Non-Foods	55,966	44,807	41,160
Fresh Foods	27,183	23,204	19,948
Warehouse Ancillary and Other Businesses	31,626	26,550	28,571
Total net sales	$192,052	$163,220	$149,351

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of August 29, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 29, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 29, 2021. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information
None.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors” and “Committees of the Board” in Costco’s Proxy Statement for its 2022 annual meeting of shareholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
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
			8-K		3/25/2002

4.2	Form of 1.375% Senior Notes due June 20, 2027		8-K		4/17/2020

4.3	Form of 1.600% Senior Notes due April 20, 2030		8-K		4/17/2020

4.4	Form of 1.750% Senior Notes due April 20, 2032		8-K		4/17/2020

4.5	Form of 2.300% Senior Notes due May 18, 2022		8-K		5/16/2017

4.6	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

4.7	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

4.8	Description of Common Stock		10-K	8/30/2020	10/7/2020

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.2*	2019 Incentive Plan		DEF 14		12/17/2019

10.3*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.3.1*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee		10-Q	11/24/2019	12/23/2019

10.3.2*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - Non-U.S. Employee		10-Q	11/24/2019	12/23/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
10.3.3*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/24/2019	12/23/2019

10.3.4*	2019 Stock Incentive Plan Letter Agreement for 2020 Performance-Based Restricted Stock Units-Executive		10-Q	11/24/2019	12/23/2019

10.4*	Fiscal 2021 Executive Bonus Plan		8-K		10/15/2020

10.5*	Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/2016	12/16/2016

10.5.1*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2019, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/25/2018	12/20/2018

10.5.2*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2020, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/24/2019	12/23/2019

10.5.3*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2021, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/22/2020	12/16/2020

10.6	Form of Indemnification Agreement		14A		12/13/1999

10.7*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.8**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

10.8.1**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/22/2015	12/17/2015

10.8.2**	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2016	3/9/2016

10.8.3**	Third Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	8/28/2016	10/12/2016

10.8.4**	Fourth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/18/2018	3/15/2018

10.8.5**	Fifth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/17/2019	3/13/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
10.8.6**	Sixth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	9/1/2019	10/11/2019

10.8.7**	Seventh Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2021	3/10/2021

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
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
October 5, 2021

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
October 5, 2021

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