Form 10-Q
period 2021-11-21
COSTCO WHOLESALE CORP /NEW
filed 2021-12-22
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 21, 2021
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

The number of shares outstanding of the issuer's common stock as of December 14, 2021 was 443,432,486.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended
	November 21, 2021	November 22, 2020
REVENUE
Net sales	$49,417	$42,347
Membership fees	946	861
Total revenue	50,363	43,208
OPERATING EXPENSES
Merchandise costs	43,952	37,458
Selling, general and administrative	4,718	4,320
Operating income	1,693	1,430
OTHER INCOME (EXPENSE)
Interest expense	(39)	(39)
Interest income and other, net	42	29
INCOME BEFORE INCOME TAXES	1,696	1,420
Provision for income taxes	351	239
Net income including noncontrolling interests	1,345	1,181
Net income attributable to noncontrolling interests	(21)	(15)
NET INCOME ATTRIBUTABLE TO COSTCO	$1,324	$1,166
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$2.99	$2.63
Diluted	$2.98	$2.62
Shares used in calculation (000s):
Basic	443,377	442,952
Diluted	444,604	444,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 21, 2021	November 22, 2020
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,345	$1,181
Foreign-currency translation adjustment and other, net	(72)	209
Comprehensive income	1,273	1,390
Less: Comprehensive income attributable to noncontrolling interests	23	28
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$1,250	$1,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	November 21, 2021	August 29, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,751	$11,258
Short-term investments	725	917
Receivables, net	1,932	1,803
Merchandise inventories	16,942	14,215
Other current assets	1,500	1,312
Total current assets	33,850	29,505
OTHER ASSETS
Property and equipment, net	23,887	23,492
Operating lease right-of-use assets	2,903	2,890
Other long-term assets	3,509	3,381
TOTAL ASSETS	$64,149	$59,268
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$19,561	$16,278
Accrued salaries and benefits	3,985	4,090
Accrued member rewards	1,726	1,671
Deferred membership fees	2,192	2,042
Current portion of long-term debt	799	799
Other current liabilities	5,079	4,561
Total current liabilities	33,342	29,441
OTHER LIABILITIES
Long-term debt, excluding current portion	6,667	6,692
Long-term operating lease liabilities	2,649	2,642
Other long-term liabilities	2,491	2,415
TOTAL LIABILITIES	45,149	41,190
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value; 900,000,000 shares authorized; 443,434,000 and 441,825,000 shares issued and outstanding	4	4
Additional paid-in capital	7,064	7,031
Accumulated other comprehensive loss	(1,211)	(1,137)
Retained earnings	12,606	11,666
Total Costco stockholders’ equity	18,463	17,564
Noncontrolling interests	537	514
TOTAL EQUITY	19,000	18,078
TOTAL LIABILITIES AND EQUITY	$64,149	$59,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended November 21, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 29, 2021	441,825	$4	$7,031	$(1,137)	$11,666	$17,564	$514	$18,078
Net income	—	—	—	—	1,324	1,324	21	1,345
Foreign-currency translation adjustment and other, net	—	—	—	(74)	—	(74)	2	(72)
Stock-based compensation	—	—	389	—	—	389	—	389
Release of vested restricted stock units (RSUs), including tax effects	1,686	—	(355)	—	—	(355)	—	(355)
Repurchases of common stock	(77)	—	(1)	—	(34)	(35)	—	(35)
Cash dividend declared	—	—	—	—	(350)	(350)	—	(350)
BALANCE AT NOVEMBER 21, 2021	443,434	$4	$7,064	$(1,211)	$12,606	$18,463	$537	$19,000

	12 Weeks Ended November 22, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 30, 2020	441,255	$4	$6,698	$(1,297)	$12,879	$18,284	$421	$18,705
Net income	—	—	—	—	1,166	1,166	15	1,181
Foreign-currency translation adjustment and other, net	—	—	—	196	—	196	13	209
Stock-based compensation	—	—	342	—	—	342	—	342
Release of vested RSUs, including tax effects	1,913	—	(311)	—	—	(311)	—	(311)
Repurchases of common stock	(213)	—	(4)	—	(73)	(77)	—	(77)
Cash dividends declared	—	—	—	—	(4,740)	(4,740)	—	(4,740)
BALANCE AT NOVEMBER 22, 2020	442,955	$4	$6,725	$(1,101)	$9,232	$14,860	$449	$15,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 21, 2021	November 22, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,345	$1,181
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	432	404
Non-cash lease expense	72	63
Stock-based compensation	388	341
Other non-cash operating activities, net	111	(2)
Deferred income taxes	(2)	(9)
Changes in operating assets and liabilities:
Merchandise inventories	(2,760)	(2,580)
Accounts payable	3,389	2,785
Other operating assets and liabilities, net	283	464
Net cash provided by operating activities	3,258	2,647
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(258)	(273)
Maturities of short-term investments	444	484
Additions to property and equipment	(1,055)	(893)
Other investing activities, net	(43)	—
Net cash used in investing activities	(912)	(682)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	(46)	40
Repayments of short-term borrowings	(40)	—
Tax withholdings on stock-based awards	(355)	(311)
Repurchases of common stock	(37)	(80)
Cash dividend payments	(350)	(310)
Other financing activities, net	(11)	(39)
Net cash used in financing activities	(839)	(700)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(14)	48
Net change in cash and cash equivalents	1,493	1,313
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	11,258	12,277
CASH AND CASH EQUIVALENTS END OF PERIOD	$12,751	$13,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first 12 weeks of the year for:
Interest	$64	$64
Income taxes, net	$206	$123
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$—	$4,430
Leased assets obtained in exchange for finance lease liabilities	$118	$51
Leased assets obtained in exchange for operating lease liabilities	$61	$44

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended November 21, 2021, Costco operated 823 warehouses worldwide: 571 in the United States (U.S.) located in 46 states, Washington, D.C., and Puerto Rico, 105 in Canada, 39 in Mexico, 30 in Japan, 29 in the United Kingdom (U.K.), 16 in Korea, 14 in Taiwan, 13 in Australia, three in Spain, and one each in Iceland, France and China. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia.
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
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 29, 2021.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2022 is a 52-week year ending on August 28, 2022. References to the first quarter of 2022 and 2021 relate to the 12-week fiscal quarters ended November 21, 2021, and November 22, 2020.
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

Property and Equipment, Net
The Company capitalizes certain computer software and costs incurred in developing or obtaining software for internal use. In the first quarter of 2022, the Company recognized a $118 write-off of certain information technology assets, which was recorded in selling, general and administrative expenses, in the condensed consolidated statements of income.
Reclassification
Reclassifications were made to our first quarter 2021 condensed consolidated statements of income to conform with current period presentation.
Note 2—Investments
The Company's investments were as follows:

November 21, 2021:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$354	$5	$359
Held-to-maturity:
Certificates of deposit	366	—	366
Total short-term investments	$720	$5	$725

August 29, 2021:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$375	$6	$381
Held-to-maturity:
Certificates of deposit	536	—	536
Total short-term investments	$911	$6	$917
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended November 21, 2021, and August 29, 2021. At those dates, there were no available-for-sale securities in a continuous unrealized-loss position. There were no sales of available-for-sale securities during the first quarter of 2022 or 2021.
The maturities of available-for-sale and held-to-maturity securities at November 21, 2021, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$198	$199	$366
Due after one year through five years	156	160	—
Total	$354	$359	$366

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized.

	Level 2
	November 21, 2021	August 29, 2021
Investment in government and agency securities(1)	$359	$393
Forward foreign-exchange contracts, in asset position(2)	24	17
Forward foreign-exchange contracts, in (liability) position(2)	(2)	(2)
Total	$381	$408
 _______________
(1)At August 29, 2021, $12 cash and cash equivalents and $381 short-term investments are included in the accompanying condensed consolidated balance sheets.
(2)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At November 21, 2021, and August 29, 2021, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first quarter of 2022 or 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first quarter of 2022 or 2021.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	November 21, 2021	August 29, 2021
2.300% Senior Notes due May 2022	$800	$800
2.750% Senior Notes due May 2024	1,000	1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	704	731
Total long-term debt	7,504	7,531
Less unamortized debt discounts and issuance costs	38	40
Less current portion(1)	799	799
Long-term debt, excluding current portion	$6,667	$6,692
 _______________
(1)Net of unamortized debt discounts and issuance costs.

The fair value of Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $7,541 and $7,692 at November 21, 2021, and August 29, 2021.
Subsequent to the end of the quarter, on December 1, 2021, the Company repaid, prior to maturity, the 2.300% Senior Notes at a redemption price plus accrued interest as specified in the Notes' agreement.
Note 5—Equity
Dividends
The Company’s current quarterly dividend is $0.79 per share, compared to $0.70 in the first quarter of 2021. On October 13, 2021, the Board of Directors declared a quarterly cash dividend in the amount of $0.79 per share, which was paid on November 12, 2021. On December 11, 2020, an aggregate payment of approximately $4,430 was made in connection with the special cash dividend of $10.00 per share, declared on November 16, 2020.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in April 2023. The remaining amount available for stock repurchases under the approved plan was $3,215 at November 21, 2021. Stock repurchase activity during the first quarter of 2022 and 2021 is summarized below:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
First quarter of 2022	77	$455.08	$35

First quarter of 2021	213	$359.45	$77
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
Summary of Restricted Stock Unit Activity
At November 21, 2021, 10,334,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•3,463,000 time-based RSUs, which vest upon continued employment over specified periods and accelerates upon achievement of the long-service term;
•39,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time; and
•82,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2022, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below or in the amount of unrecognized compensation cost.
The following table summarizes RSU transactions during the first quarter of 2022:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 29, 2021	4,349	$257.88
Granted	1,597	474.74
Vested and delivered	(2,432)	290.20
Forfeited	(12)	298.67
Outstanding at November 21, 2021	3,502	$334.16
The remaining unrecognized compensation cost related to unvested RSUs at November 21, 2021, was $1,089, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended
	November 21, 2021	November 22, 2020
Stock-based compensation expense	$388	$341
Less recognized income tax benefit	85	75
Stock-based compensation expense, net	$303	$266

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended
	November 21, 2021	November 22, 2020
Net income attributable to Costco	$1,324	$1,166
Weighted average basic shares	443,377	442,952
RSUs	1,227	1,434
Weighted average diluted shares	444,604	444,386
Anti-dilutive RSUs	—	432
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

In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez v. Costco Wholesale Corp. (Case No. 2:19-cv-03454; C.D. Cal.). The Company filed an answer denying the material allegations of the complaint. In December 2019, the court issued an order denying class certification. In January 2020, the plaintiffs dismissed their Labor Code claims without prejudice, and the court remanded the action to state court. The remand was appealed; the appeal is in abeyance due to a pending settlement for an immaterial amount that was agreed upon in February 2021. The Court preliminarily approved the settlement in October 2021, and the Court's final review is scheduled for May 2022.
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
In December 2020, a former employee filed suit against the Company asserting collective and class claims on behalf of non-exempt employees under the Fair Labor Standards Act and New York Labor Law for failure to pay for all hours worked on a weekly basis and failure to provide proper wage statements and notices. The plaintiff also asserts individual retaliation claims. Cappadora v. Costco Wholesale Corp. (Case No. 1:20-cv-06067; E.D.N.Y.). An amended complaint was filed, and the Company has denied the material allegations of the amended complaint. In August 2021, a former employee filed a similar suit, asserting collective and class claims on behalf of non-exempt employees under the FLSA and New York law. Umadat v. Costco Wholesale Corp. (Case No. 2:21-cv-4814; E.D.N.Y.). The Company answered the complaint on October 21, 2021, denying the material allegations.

In February 2021, a former employee filed a class action against the Company alleging violations of California Labor Code regarding payment of wages, meal and rest periods, wage statements, reimbursement of expenses, payment of final wages to terminated employees, and for unfair business practices. Edwards v. Costco Wholesale Corp. (Case No. 5:21-cv-00716: C.D. Cal.). In May 2021, the Company filed a motion to dismiss the complaint, which was granted with leave to amend. In June 2021, the plaintiff filed an amended complaint, which the Company moved to dismiss later that month. The court granted the motion in part in July 2021 with leave to amend. In August 2021, the plaintiff filed a second amended complaint and filed a separate representative action under PAGA asserting the same Labor Code claims and seeking civil penalties and attorneys' fees. The Company filed an answer to the second amended class action complaint, denying the material allegations.
In July 2021, a former temporary staffing employee filed a class action against the Company and a staffing company alleging violations of the California Labor Code regarding payment of wages, meal and rest periods, wage statements, the timeliness of wages and final wages, and for unfair business practices. Dimas v. Costco Wholesale Corp. (Case No. STK-CV-UOE-2021-0006024; San Joaquin Superior Court). The Company will move to compel arbitration of the plaintiff's individual claims and to dismiss the class action complaint. On September 7, 2021, the same former employee filed a separate representative action under PAGA asserting the same Labor Code violations and seeking civil penalties and attorneys' fees. The complaint has not yet been served.
In September 2021, an employee filed a class action against the Company alleging violations of the California Labor Code regarding the alleged failure to provide sick pay, failure to timely pay wages due at separation from employment, and for violations of California's unfair competition law. De Benning v. Costco Wholesale Corp. (Case No. 34-2021-00309030-CU-OE-GDS; Sacramento Superior Court). The Company has not yet responded to the complaint.
Beginning in December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are cases that name the Company, including actions filed by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a third-party payor in Ohio, and a hospital in Texas, class actions filed on behalf of infants born with opioid-related medical conditions in 40 states, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 43 states and American Samoa. Claims against the Company in state courts in New Jersey, Oklahoma, Utah, and Arizona have been dismissed. The Company is defending all of the pending matters.
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

Note 9—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, Japan, U.K., Korea, Australia, Spain, Iceland, France and China and through a majority-owned subsidiary in Taiwan. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 29, 2021, and Note 1 above. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Effective for the 12 weeks ending November 21, 2021, stock-based compensation was allocated to the segments. This change reflected a decision to evaluate the financial performance of the Company's segments inclusive of this expense. Operating income was restated in each of the segments for all prior periods to reflect this change.
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended November 21, 2021
Total revenue	$36,317	$7,121	$6,925	$50,363
Operating income	1,118	293	282	1,693
12 Weeks Ended November 22, 2020
Total revenue	$31,292	$6,011	$5,905	$43,208
Operating income	937	247	246	1,430
52 Weeks Ended August 29, 2021
Total revenue	$141,398	$27,298	$27,233	$195,929
Operating income	4,470	1,093	1,145	6,708
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to their respective merchandise categories:

	12 Weeks Ended
	November 21, 2021	November 22, 2020
Foods and Sundries	$19,563	$18,019
Non-Foods	14,162	12,384
Fresh Foods	6,439	5,863
Ancillary and Other Businesses	9,253	6,081
Total net sales	$49,417	$42,347

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, inflation or deflation, the effects of competition and regulation, uncertainties in the financial markets, consumer and small-business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health-care costs), energy and certain commodities, geopolitical conditions (including tariffs), the ability to maintain effective internal control over financial reporting, regulatory and other impacts related to climate change, and COVID-19 related factors and challenges, including (among others) the duration of the pandemic, the unknown long-term economic impact, reduced member shopping due to illness, travel restrictions or financial hardship, shifts in demand for products, reduced workforces due to illness, quarantine, or government mandates, temporary store closures or operational limitations due to government mandates, or supply-chain disruptions, capacity constraints of third-party logistics suppliers, and other risks identified from time to time in the Company's public statements and reports filed with the Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update these statements, except as required by law.
OVERVIEW
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q), as well as our consolidated financial statements, the accompanying Notes to Financial Statements, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2021 Form 10-K, which was filed with the United States Securities and Exchange Commission (SEC) on October 6, 2021.
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
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods – consistently providing the most competitive values. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin as a percentage of net sales (gross margin percentage). We believe our gasoline business draws members, but it generally has a lower gross margin percentage relative to our non-gasoline business. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China, the United States and the United Kingdom, have created uncertainty with respect to how tariffs will affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Merchandise costs were impacted by inflation higher than what we have experienced in recent years. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to cost increases. While these potential impacts are uncertain, they could have an adverse impact on our results.
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
Our operating model is generally the same across our U.S., Canadian, and Other International operating segments (see Note 9 to the condensed consolidated financial statements included in Part I, Item 1, of this Report). Certain operations in the Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of sales, less or no direct membership warehouse competition, or lack an e-commerce business.
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
Our fiscal year ends on the Sunday closest to August 31. References to the first quarter of 2022 and 2021 relate to the 12-week fiscal quarters ended November 21, 2021, and November 22, 2020. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the first quarter of 2022 as compared to the first quarter of 2021 include:
•Net sales increased 17% to $49,417, driven by an increase in comparable sales of 15% and sales at 20 net new warehouses opened since the end of the first quarter of 2021;
•Membership fee revenue increased 10% to $946, driven by new member sign-ups, upgrades to Executive Membership, and an increase in our renewal rate as more members have transitioned to auto renew;
•Gross margin percentage decreased 49 basis points, driven primarily by our core merchandise categories;
•SG&A expenses as a percentage of net sales decreased 65 basis points, primarily due to leveraging increased sales and ceasing of incremental wages related to COVID-19;
•The provision for income taxes in the first quarter of 2022 was positively impacted by a benefit related to stock compensation of $91, $0.21 per diluted share, compared to $75, $0.17 per diluted share, in the first quarter of 2021. The first quarter of 2021 was also positively impacted by a benefit of $70, $0.16 per diluted share, in connection with the portion of the special dividend paid to 401(k) participants;

•Net income was $1,324, $2.98 per diluted share, compared to $1,166, $2.62 per diluted share in 2021; and
•A quarterly cash dividend of $0.79 per share was paid on November 12, 2021.
COVID-19
The COVID-19 pandemic continues. COVID-related and other supply and logistics constraints have continued to adversely affect some merchandise categories and are expected to do so for the foreseeable future. During the first quarter of fiscal 2021, we paid $212 incremental wages related to COVID-19, which ceased in February 2021.
Certain risks and uncertainties related to the pandemic and vaccine mandates are included in Risk Factors (Part II, Item 1A) of this Form 10-Q and in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2021.
RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 21, 2021	November 22, 2020
Net Sales	$49,417	$42,347
Changes in net sales:
U.S	16%	16%
Canada	19%	18%
Other International	17%	22%
Total Company	17%	17%
Changes in comparable sales:
U.S	15%	15%
Canada	17%	16%
Other International	13%	19%
Total Company	15%	15%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S	10%	17%
Canada	8%	17%
Other International	11%	18%
Total Company	10%	17%
Net Sales
Net sales increased $7,070 or 17% during the first quarter of 2022. This improvement was attributable to an increase in comparable sales of 15% and sales at the 20 net new warehouses opened since the end of the first quarter of 2021. While sales in all core merchandise categories increased, increases were strongest in non-foods, gasoline, and travel. Merchandise costs continued to be impacted by inflation, slightly higher than what we experienced in the fourth quarter of fiscal 2021.
Higher gasoline prices positively impacted net sales by $1,843, or 435 basis points, compared to 2021, with a 49% increase in the average price per gallon. The volume of gasoline sold increased approximately 26%, positively impacting net sales by $809, or 191 basis points. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $380, or 90 basis points, compared to the first quarter of 2021, primarily attributable to our Canadian operations.

Comparable Sales
Comparable sales increased 15% in the first quarter of 2022, and were positively impacted by increases in the average ticket and shopping frequency. There was an increase of 14% in e-commerce comparable sales in the first quarter of 2022.
Membership Fees

	12 Weeks Ended
	November 21, 2021	November 22, 2020
Membership fees	$946	$861
Membership fees increase	10%	7%
Total paid members (000s)	62,500	59,100
Total cardholders (000s)	113,100	107,100
Membership fee revenues increased 10%, driven by sign-ups and upgrades to Executive Membership. At the end of the first quarter of 2022, our member renewal rates were 92% in the U.S. and Canada and 89% worldwide. Renewal rates continue to benefit from more members auto renewing, as well as increased penetration of executive members, who on average renew at a higher rate. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date.
Gross Margin

	12 Weeks Ended
	November 21, 2021	November 22, 2020
Net sales	$49,417	$42,347
Less merchandise costs	43,952	37,458
Gross margin	$5,465	$4,889
Gross margin percentage	11.06%	11.55%
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 18 basis points. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses. The decrease was primarily due to fresh foods and foods and sundries, partially offset by non-foods.
Total gross margin percentage decreased 49 basis points compared to the first quarter of 2021. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 11.49%, a decrease of six basis points. This was primarily due to a 26 basis-point decrease in core merchandise categories, predominantly foods and sundries and fresh foods. Gross margin was also negatively impacted by three basis points due to a LIFO charge for higher merchandise costs and one basis-point due to increased 2% rewards. Gross margin percentage was positively impacted by 12 basis points due to decreased incremental wages related to COVID-19, which ended on February 28, 2021. Warehouse ancillary and other businesses increased 12 basis points, primarily due to our gasoline business and certain other ancillary businesses.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. segment, due to warehouse ancillary and other businesses, partially offset by core merchandise categories and the LIFO charge. Gross margin percentage decreased in our Canadian segment, primarily due to decreases in core merchandise categories and warehouse ancillary and other businesses. Gross margin percentage decreased in our Other International segment due to decreases in core merchandise categories and increased 2% rewards.
Selling, General and Administrative Expenses

	12 Weeks Ended
	November 21, 2021	November 22, 2020
SG&A expenses	$4,718	$4,320
SG&A expenses as a percentage of net sales	9.55%	10.20%
SG&A expenses as a percentage of net sales decreased 65 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was 9.92%, a decrease of 28 basis points. Warehouse operations and other businesses were lower by 11 basis points, largely attributable to payroll leveraging increased sales. Central operating costs were lower by six basis points. SG&A expenses were also lower by a net 13 basis points resulting from ceasing incremental COVID-19 wages, partially offset by a write-off of certain information technology assets. Stock compensation and pre-opening expenses were each higher by one basis-point. Changes in foreign currencies relative to the U.S. dollar positively impacted SG&A expenses by approximately $25, compared to the first quarter of 2021, primarily attributable to our Canadian operations.
The first quarter of fiscal 2022 includes the permanent $1 increase for hourly employees in our warehouses and distribution channels that began in March 2021, and beginning in October 2021, the additional starting wage increase from $16 and $16.50 to $17 and $18.
Interest Expense

	12 Weeks Ended
	November 21, 2021	November 22, 2020
Interest expense	$39	$39
Interest expense is primarily related to Senior Notes.
Interest Income and Other, Net

	12 Weeks Ended
	November 21, 2021	November 22, 2020
Interest income	$8	$10
Foreign-currency transaction gains, net	26	8
Other, net	8	11
Interest income and other, net	$42	$29
Foreign-currency transaction gains, net include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 29, 2021.

Provision for Income Taxes

	12 Weeks Ended
	November 21, 2021	November 22, 2020
Provision for income taxes	$351	$239
Effective tax rate	20.7%	16.8%
The effective tax rate was favorably impacted by net discrete tax benefits of $97. This was primarily attributable to $91 of excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.4%.
The effective tax rate for the first quarter of 2021 was favorably impacted by net discrete tax benefits of $135. This was primarily attributable to $75 of excess tax benefits related to stock compensation and $70 related to the special cash dividend paid through the 401(k) plan. Excluding net discrete tax benefits, the tax rate was 26.3% for the first quarter of 2021.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 21, 2021	November 22, 2020
Net cash provided by operating activities	$3,258	$2,647
Net cash used in investing activities	(912)	(682)
Net cash used in financing activities	(839)	(700)
Our primary sources of liquidity are cash flows generated from our operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $13,476 and $12,175 at November 21, 2021, and August 29, 2021. Of these balances, unsettled credit and debit card receivables represented approximately $2,245 and $1,816 at November 21, 2021, and August 29, 2021. These receivables generally settle within four days.
Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and construction and land purchase obligations.
Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. Construction and land purchase obligations primarily relate to the development and opening of new and relocated warehouses, the majority of which (other than leases) are due in the next 12 months.
Management believes that our cash and investment position and operating cash flows as well as capacity under existing and available credit agreements will be sufficient to meet our liquidity and capital requirements for the foreseeable future. Management also believes that our U.S. current and projected asset position is sufficient to meet U.S. liquidity and capital requirements.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $3,258 in the first quarter of 2022, compared to $2,647 in the first quarter of 2021. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, the strategic forward deployment of inventory to accelerate delivery times to our members, payment terms with our suppliers, and the amount of payables paid early to obtain discounts from our suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $912 in the first quarter of 2022, compared to $682 in the first quarter of 2021, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first quarter of 2022, we spent $1,055 on capital expenditures, and it is our current intention to spend approximately $4,000 during fiscal year 2022. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened nine new warehouses, including one relocation, in the first quarter of 2022 and plan to open 20 to 23 additional new warehouses, including up to four relocations, in the remainder of fiscal 2022. There can be no assurance that current expectations will be realized and plans are subject to change upon changes in capital expenditure needs or the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $839 in the first quarter of 2022, compared to $700 in the first quarter of 2021. Cash flow used in financing activities was primarily related to withholding taxes on stock-based awards, the payment of dividends, and repurchases of common stock. Subsequent to the end of the quarter, on December 1, 2021, we repaid, prior to maturity, the 2.300% Senior Notes at a redemption price plus accrued interest as specified in the Notes' agreement.
Dividends
On October 13, 2021, our Board declared a quarterly cash dividend of $0.79 per share payable to shareholders of record on October 29, 2021, which was paid on November 12, 2021.
Stock Repurchase Program
During the first quarter of 2022 and 2021, we repurchased 77,000 and 213,000 shares of common stock, at an average price per share of $455.08 and $359.45, totaling approximately $35 and $77. These amounts may differ from the stock repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At November 21, 2021, we had borrowing capacity under these facilities of $1,046. Our international operations maintain $561 of the total borrowing capacity under bank credit facilities, of which $198 is guaranteed by the Company. There were no outstanding short-term borrowings under the bank credit facilities at the end of the first quarter of 2022, and short-term borrowings were immaterial at the end of 2021.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $235. The outstanding commitments under these facilities at the end of the first quarter of 2022 totaled $200, most of which were standby letters of credit which do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 29, 2021. There have been no material changes to the critical accounting policies previously disclosed in that Report.
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 29, 2021.
Item 3—Quantitative and Qualitative Disclosures about Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign-currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 29, 2021.
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of November 21, 2021 and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
See discussion of Legal Proceedings in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August 29, 2021. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, except as stated below.

Vaccine mandates and other governmental requirements related to the ongoing COVID-19 pandemic could have an adverse impact on our business financial condition and results of operations.
Subsequent to our Annual report on Form 10-K, for the fiscal year ended August 29, 2021, the Department of Labor’s Occupational Safety and Health Administration (OSHA) announced a vaccine mandate, originally effective beginning January 4, 2022, which requires COVID-19 vaccinations or at least weekly COVID-19 testing for all United States employers with 100 or more employees. Whether and when the mandate will take effect depends on judicial challenges that are pending. This mandate, and similar mandates in place and potentially forthcoming at the state and local level, could negatively impact our ability to attract and retain employees, increase expenses, and pose operational issues with respect to testing requirements.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the first quarter of 2022 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
August 30, 2021 — September 26, 2021	41,000	$458.88	41,000	$3,231
September 27, 2021 — October 24, 2021	36,000	450.65	36,000	3,215
October 25, 2021 — November 21, 2021	0	0	0	3,215
Total first quarter	77,000	$455.08	77,000
 _______________
(1)Our stock repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.

Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/16/2020	3/12/2020

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		1/29/2020

3.2.1	Amendments to Sections 3.3, 3.4 and 3.6 of the Bylaws of Costco Wholesale Corporation, (to be effective and first apply with respect to the Company’s 2022 Annual Meeting of Shareholders)		8-K		9/16/2020

10.1	Fiscal 2022 Executive Bonus Plan		8-K		11/10/2021

10.2	Extension of the Term of the Executive Employment Agreement effective January 1, 2022, between W. Craig Jelinek and Costco Wholesale Corporation	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 21, 2021	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek President, Chief Executive Officer and Director

December 21, 2021	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director