Form 10-Q
period 2022-02-13
COSTCO WHOLESALE CORP /NEW
filed 2022-03-10
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 13, 2022
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

The number of shares outstanding of the issuer's common stock as of March 2, 2022 was 443,224,290.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
REVENUE
Net sales	$50,937	$43,888	$100,354	$86,235
Membership fees	967	881	1,913	1,742
Total revenue	51,904	44,769	102,267	87,977
OPERATING EXPENSES
Merchandise costs	45,517	39,078	89,469	76,536
Selling, general and administrative	4,575	4,351	9,293	8,671
Operating income	1,812	1,340	3,505	2,770
OTHER INCOME (EXPENSE)
Interest expense	(36)	(40)	(75)	(79)
Interest income and other, net	25	19	67	48
INCOME BEFORE INCOME TAXES	1,801	1,319	3,497	2,739
Provision for income taxes	481	348	832	587
Net income including noncontrolling interests	1,320	971	2,665	2,152
Net income attributable to noncontrolling interests	(21)	(20)	(42)	(35)
NET INCOME ATTRIBUTABLE TO COSTCO	$1,299	$951	$2,623	$2,117
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$2.93	$2.15	$5.91	$4.78
Diluted	$2.92	$2.14	$5.90	$4.76
Shares used in calculation (000s):
Basic	443,623	443,134	443,500	443,043
Diluted	444,916	444,494	444,760	444,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,320	$971	$2,665	$2,152
Foreign-currency translation adjustment and other, net	(35)	148	(107)	357
Comprehensive income	1,285	1,119	2,558	2,509
Less: Comprehensive income attributable to noncontrolling interests	21	28	44	56
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$1,264	$1,091	$2,514	$2,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	February 13, 2022	August 29, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,819	$11,258
Short-term investments	477	917
Receivables, net	2,232	1,803
Merchandise inventories	16,485	14,215
Other current assets	1,552	1,312
Total current assets	32,565	29,505
OTHER ASSETS
Property and equipment, net	24,052	23,492
Operating lease right-of-use assets	2,840	2,890
Other long-term assets	3,621	3,381
TOTAL ASSETS	$63,078	$59,268
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$17,089	$16,278
Accrued salaries and benefits	4,347	4,090
Accrued member rewards	1,798	1,671
Deferred membership fees	2,244	2,042
Current portion of long-term debt	—	799
Other current liabilities	6,067	4,561
Total current liabilities	31,545	29,441
OTHER LIABILITIES
Long-term debt, excluding current portion	6,658	6,692
Long-term operating lease liabilities	2,588	2,642
Other long-term liabilities	2,311	2,415
TOTAL LIABILITIES	43,102	41,190
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value; 900,000,000 shares authorized; 443,279,000 and 441,825,000 shares issued and outstanding	4	4
Additional paid-in capital	7,186	7,031
Accumulated other comprehensive loss	(1,246)	(1,137)
Retained earnings	13,474	11,666
Total Costco stockholders’ equity	19,418	17,564
Noncontrolling interests	558	514
TOTAL EQUITY	19,976	18,078
TOTAL LIABILITIES AND EQUITY	$63,078	$59,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended February 13, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 21, 2021	443,434	$4	$7,064	$(1,211)	$12,606	$18,463	$537	$19,000
Net income	—	—	—	—	1,299	1,299	21	1,320
Foreign-currency translation adjustment and other, net	—	—	—	(35)	—	(35)	—	(35)
Stock-based compensation	—	—	129	—	—	129	—	129
Release of vested restricted stock units (RSUs), including tax effects	4	—	(4)	—	—	(4)	—	(4)
Repurchases of common stock	(159)	—	(3)	—	(80)	(83)	—	(83)
Cash dividend declared	—	—	—	—	(351)	(351)	—	(351)
BALANCE AT FEBRUARY 13, 2022	443,279	$4	$7,186	$(1,246)	$13,474	$19,418	$558	$19,976

	12 Weeks Ended February 14, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 22, 2020	442,955	$4	$6,725	$(1,101)	$9,232	$14,860	$449	$15,309
Net income	—	—	—	—	951	951	20	971
Foreign-currency translation adjustment and other, net	—	—	—	140	—	140	8	148
Stock-based compensation	—	—	123	—	—	123	—	123
Release of vested RSUs, including tax effects	7	—	—	—	—	—	—	—
Repurchases of common stock	(308)	—	(5)	—	(107)	(112)	—	(112)
Cash dividend declared	—	—	—	—	(310)	(310)	—	(310)
BALANCE AT FEBRUARY 14, 2021	442,654	$4	$6,843	$(961)	$9,766	$15,652	$477	$16,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	24 Weeks Ended February 13, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 29, 2021	441,825	$4	$7,031	$(1,137)	$11,666	$17,564	$514	$18,078
Net income	—	—	—	—	2,623	2,623	42	2,665
Foreign-currency translation adjustment and other, net	—	—	—	(109)	—	(109)	2	(107)
Stock-based compensation	—	—	518	—	—	518	—	518
Release of vested restricted stock units (RSUs), including tax effects	1,690	—	(359)	—	—	(359)	—	(359)
Repurchases of common stock	(236)	—	(4)	—	(114)	(118)	—	(118)
Cash dividends declared	—	—	—	—	(701)	(701)	—	(701)
BALANCE AT FEBRUARY 13, 2022	443,279	$4	$7,186	$(1,246)	$13,474	$19,418	$558	$19,976

	24 Weeks Ended February 14, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 30, 2020	441,255	$4	$6,698	$(1,297)	$12,879	$18,284	$421	$18,705
Net income	—	—	—	—	2,117	2,117	35	2,152
Foreign-currency translation adjustment and other, net	—	—	—	336	—	336	21	357
Stock-based compensation	—	—	465	—	—	465	—	465
Release of vested RSUs, including tax effects	1,920	—	(311)	—	—	(311)	—	(311)
Repurchases of common stock	(521)	—	(9)	—	(180)	(189)	—	(189)
Cash dividends declared	—	—	—	—	(5,050)	(5,050)	—	(5,050)
BALANCE AT FEBRUARY 14, 2021	442,654	$4	$6,843	$(961)	$9,766	$15,652	$477	$16,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	24 Weeks Ended
	February 13, 2022	February 14, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,665	$2,152
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	868	820
Non-cash lease expense	145	124
Stock-based compensation	516	463
Other non-cash operating activities, net	104	(6)
Deferred income taxes	(15)	(21)
Changes in operating assets and liabilities:
Merchandise inventories	(2,322)	(1,480)
Accounts payable	970	191
Other operating assets and liabilities, net	728	442
Net cash provided by operating activities	3,659	2,685
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(325)	(384)
Maturities of short-term investments	753	823
Additions to property and equipment	(1,778)	(1,466)
Other investing activities, net	(43)	(10)
Net cash used in investing activities	(1,393)	(1,037)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	(10)	(67)
Repayments of long-term borrowings	(800)	—
Tax withholdings on stock-based awards	(359)	(311)
Repurchases of common stock	(115)	(186)
Cash dividend payments	(350)	(4,740)
Other financing activities, net	(33)	(46)
Net cash used in financing activities	(1,667)	(5,350)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(38)	62
Net change in cash and cash equivalents	561	(3,640)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	11,258	12,277
CASH AND CASH EQUIVALENTS END OF PERIOD	$11,819	$8,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of the year for:
Interest	$76	$78
Income taxes, net	$469	$755
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$351	$310
Financing lease assets obtained in exchange for new or modified leases	$172	$135
Operating lease assets obtained in exchange for new or modified leases	$60	$140

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended February 13, 2022, Costco operated 828 warehouses worldwide: 572 in the United States (U.S.) located in 46 states, Washington, D.C., and Puerto Rico, 105 in Canada, 40 in Mexico, 30 in Japan, 29 in the United Kingdom (U.K.), 16 in Korea, 14 in Taiwan, 13 in Australia, four in Spain, two each in France and China, and one in Iceland. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions among the Company and its consolidated subsidiaries have been eliminated in consolidation. The Company’s net income excludes income attributable to the noncontrolling interest in Taiwan. Unless otherwise noted, references to net income relate to net income attributable to Costco.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended August 29, 2021.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2022 is a 52-week year ending on August 28, 2022. References to the second quarter of 2022 and 2021 relate to the 12-week fiscal quarters ended February 13, 2022 and February 14, 2021, respectively. References to the first half of 2022 and 2021 relate to the 24 weeks ended February 13, 2022 and February 14, 2021, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Actual results could differ from those estimates and assumptions.

Property and Equipment, Net
The Company capitalizes certain computer software and costs incurred in developing or obtaining software for internal use. The Company recognized a $118 write-off of certain information technology assets, which was recorded in the first quarter of 2022, in selling, general and administrative expenses, in the condensed consolidated statements of income.
Reclassification
Reclassifications were made to our second quarter and first half 2021 condensed consolidated statements of income to conform with current period presentation.
Note 2—Investments
The Company's investments were as follows:

February 13, 2022:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$364	$1	$365
Held-to-maturity:
Certificates of deposit	112	—	112
Total short-term investments	$476	$1	$477

August 29, 2021:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$375	$6	$381
Held-to-maturity:
Certificates of deposit	536	—	536
Total short-term investments	$911	$6	$917
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended February 13, 2022, and August 29, 2021. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first half of 2022 or 2021.
The maturities of available-for-sale and held-to-maturity securities at February 13, 2022, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$247	$247	$112
Due after one year through five years	117	118	—
Total	$364	$365	$112

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized.

	Level 2
	February 13, 2022	August 29, 2021
Investment in government and agency securities(1)	$373	$393
Forward foreign-exchange contracts, in asset position(2)	13	17
Forward foreign-exchange contracts, in (liability) position(2)	(1)	(2)
Total	$385	$408
 _______________
(1)At February 13, 2022, $8 cash and cash equivalents and $365 short-term investments are included in the accompanying condensed consolidated balance sheets. At August 29, 2021, $12 cash and cash equivalents and $381 short-term investments are included in the accompanying condensed consolidated balance sheets.
(2)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At February 13, 2022, and August 29, 2021, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first half of 2022 or 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first half of 2022 or 2021.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	February 13, 2022	August 29, 2021
2.300% Senior Notes due May 2022	$—	$800
2.750% Senior Notes due May 2024	1,000	1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	694	731
Total long-term debt	6,694	7,531
Less unamortized debt discounts and issuance costs	36	40
Less current portion(1)	—	799
Long-term debt, excluding current portion	$6,658	$6,692
 _______________
(1)Net of unamortized debt discounts and issuance costs.

The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $6,492 and $7,692 at February 13, 2022, and August 29, 2021.
On December 1, 2021, the Company repaid, prior to maturity, the 2.300% Senior Notes at a redemption price plus accrued interest as specified in the Notes' agreement.
Note 5—Equity
Dividends
The Company’s current quarterly dividend is $0.79 per share, compared to $0.70 in the second quarter of 2021. On January 20, 2022, the Board of Directors declared a quarterly cash dividend in the amount of $0.79 per share, which was paid on February 18, 2022.
Share Repurchase Program
The Company's share repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in April 2023. The remaining amount available under the approved plan was $3,132 at February 13, 2022. Share repurchase activity during the second quarter of 2022 and 2021 is summarized below:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Second quarter of 2022	159	$518.73	$83
First half of 2022	236	$498.00	$118

Second quarter of 2021	308	$362.95	$112
First half of 2021	521	$361.52	$189
These amounts may differ from the repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at quarter end. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

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
Summary of Restricted Stock Unit Activity
At February 13, 2022, 10,388,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•3,403,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of the long-service term;
•39,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of the long-service term; and
•82,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2022, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below. The Company recognized compensation expense for these awards in the second quarter of 2022, as it is currently deemed probable that the targets will be achieved.
The following table summarizes RSU transactions during the first half of 2022:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 29, 2021	4,349	$257.88
Granted	1,679	476.06
Vested and delivered	(2,438)	290.20
Forfeited	(66)	320.88
Outstanding at February 13, 2022	3,524	$338.29
The remaining unrecognized compensation cost related to RSUs unvested at February 13, 2022, was $985, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
Stock-based compensation expense	$128	$122	$516	$463
Less recognized income tax benefits	23	22	108	97
Stock-based compensation expense, net	$105	$100	$408	$366

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
Net income attributable to Costco	$1,299	$951	$2,623	$2,117
Weighted average basic shares	443,623	443,134	443,500	443,043
RSUs	1,293	1,360	1,260	1,397
Weighted average diluted shares	444,916	444,494	444,760	444,440

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

The Company is a defendant in an action commenced in July 2013 under the California Labor Code Private Attorneys General Act (PAGA) alleging violation of California Wage Order 7-2001 for failing to provide seating to employees who work at entrance and exit doors in California warehouses. Canela v. Costco Wholesale Corp. (Case No. 2013-1-CV-248813; Santa Clara Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint.

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

In May 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340; E.D. Cal.). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In September 2021 the court granted Costco’s motion for partial summary judgment and denied class certification. In August 2019, the plaintiff filed a companion case in state court seeking penalties under PAGA. Rough v. Costco Wholesale Corp. (Case No. FCS053454; Sonoma County Superior Court). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The state court action has been stayed pending resolution of the federal action.

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

In December 2020, a former employee filed suit against the Company asserting collective and class claims on behalf of non-exempt employees under the Fair Labor Standards Act and New York Labor Law for failure to pay for all hours worked, failure to pay certain non-exempt employees on a weekly basis, and failure to provide proper wage statements and notices. The plaintiff also asserted individual retaliation claims. Cappadora v. Costco Wholesale Corp. (Case No. 1:20-cv-06067; E.D.N.Y.). An amended complaint was filed, and the Company denied the material allegations of the amended complaint. Based on an agreement in principle concerning settlement of the matter, involving a proposed payment by the Company of an immaterial amount, the federal action has been dismissed. In August 2021, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law for failure to pay on a weekly basis. Umadat v. Costco Wholesale Corp. (Case No. 2:21-cv-4814; E.D.N.Y.). The Company answered the complaint on October 21, 2021, denying the material allegations.

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

In July 2021, a former temporary staffing employee filed a class action against the Company and a staffing company alleging violations of the California Labor Code regarding payment of wages, meal and rest periods, wage statements, the timeliness of wages and final wages, and for unfair business practices. Dimas v. Costco Wholesale Corp. (Case No. STK-CV-UOE-2021-0006024; San Joaquin Superior Court). The Company has moved to compel arbitration of the plaintiff's individual claims and to dismiss the class action complaint. On September 7, 2021, the same former employee filed a separate representative action under PAGA asserting the same Labor Code violations and seeking civil penalties and attorneys' fees. The complaint has not yet been served.

In September 2021, an employee filed a class action against the Company alleging violations of the California Labor Code regarding the alleged failure to provide sick pay, failure to timely pay wages due at separation from employment, and for violations of California's unfair competition law. De Benning v. Costco Wholesale Corp. (Case No. 34-2021-00309030-CU-OE-GDS; Sacramento Superior Court). The Company answered the complaint in January 2022, denying its material allegations.

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

Note 9—Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of membership warehouses in the U.S., Canada, Mexico, Japan, U.K., Korea, Australia, Spain, Iceland, France and China and through a majority-owned subsidiary in Taiwan. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 29, 2021, and Note 1 above. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Effective for fiscal 2022, stock-based compensation was allocated to the segments in this reporting. This change reflected a decision to evaluate the financial performance of the segments inclusive of this expense. Operating income was restated in each of the segments for all prior periods to reflect this change.
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended February 13, 2022
Total revenue	$37,567	$7,017	$7,320	$51,904
Operating income	1,179	301	332	1,812
12 Weeks Ended February 14, 2021
Total revenue	$32,127	$6,001	$6,641	$44,769
Operating income	826	226	288	1,340
24 Weeks Ended February 13, 2022
Total revenue	$73,884	$14,138	$14,245	$102,267
Operating income	2,297	594	614	3,505
24 Weeks Ended February 14, 2021
Total revenue	$63,419	$12,012	$12,546	$87,977
Operating income	1,763	473	534	2,770
52 Weeks Ended August 29, 2021
Total revenue	$141,398	$27,298	$27,233	$195,929
Operating income	4,470	1,093	1,145	6,708
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
Foods and Sundries	$19,489	$17,624	$39,052	$35,643
Non-Foods	15,105	13,723	29,267	26,107
Fresh Foods	6,959	6,254	13,398	12,117
Ancillary and Other Businesses	9,384	6,287	18,637	12,368
Total net sales	$50,937	$43,888	$100,354	$86,235

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, inflation or deflation, the effects of competition and regulation, uncertainties in the financial markets, consumer and small-business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health-care costs), energy and certain commodities, geopolitical conditions (including tariffs and the Ukraine conflict), the ability to maintain effective internal control over financial reporting, regulatory and other impacts related to climate change, and COVID-19 related factors and challenges, including (among others) the duration of the pandemic, the unknown long-term economic impact, reduced shopping due to illness, travel restrictions or financial hardship, shifts in demand for products, reduced workforces due to illness, quarantine, or government mandates, temporary store closures or operational limitations due to government mandates, or supply-chain disruptions, capacity constraints of third-party logistics suppliers, and other risks identified from time to time in the Company's public statements and reports filed with the Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update these statements, except as required by law.
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

We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales growth. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (includes gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (e-commerce, business centers, travel and other). We define comparable sales as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations); and changes in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage certain of our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods – consistently providing the most competitive values. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin as a percentage of net sales (gross margin percentage). We believe our gasoline business draws members, but it generally has a lower gross margin percentage relative to our non-gasoline business. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China, the United States and the United Kingdom, have created uncertainty with respect to how tariffs will affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Merchandise costs in the second quarter and first half of 2022 were impacted by inflation higher than what we have experienced in recent years. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to cost increases. While these potential impacts are uncertain, they could have an adverse impact on our results.
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
Our financial performance depends heavily on controlling costs. While we believe that we have achieved successes in this area, some significant costs are partially outside our control, particularly health care and utility expenses. With respect to the compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that our longer-term objectives of reducing employee turnover and enhancing employee satisfaction require maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business operates on very low margins, modest changes in various items in the consolidated statements of income, particularly merchandise costs and selling, general and administrative expenses, can have substantial impacts on net income.
Our operating model is generally the same across our U.S., Canadian, and Other International operating segments (see Note 9 to the condensed consolidated financial statements included in Part I, Item 1, of this Report). Certain operations in the Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of sales, less or no direct membership warehouse competition, or lack e-commerce or business delivery.
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
Our fiscal year ends on the Sunday closest to August 31. References to the second quarter of 2022 and 2021 relate to the 12-week fiscal quarters ended February 13, 2022, and February 14, 2021. References to the first half of 2022 and 2021 relate to the 24 weeks ended February 13, 2022, and February 14, 2021. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the second quarter of 2022 versus 2021 include:
•Net sales increased 16% to $50,937, driven by an increase in comparable sales of 14% and sales at 25 net new warehouses opened since the end of the second quarter of 2021;
•Membership fee revenue increased 10% to $967, driven by new member sign-ups, upgrades to Executive Membership, and an increase in our renewal rate;
•Gross margin percentage decreased 32 basis points, driven primarily by our core merchandise categories, partially offset by our warehouse ancillary and other businesses, primarily gasoline;
•SG&A expenses as a percentage of net sales decreased 94 basis points, primarily due to leveraging increased sales and ceasing of incremental wages related to COVID-19;
•Net income was $1,299, $2.92 per diluted share, compared to $951, $2.14 per diluted share in 2021;
•On January 20, 2022 our board declared a quarterly cash dividend of $0.79 per share, which was paid on February 18, 2022; and
•Subsequent to the end of the quarter, in mid-March we will be increasing various wages and benefits, consistent with the three-year cycle on which this has been done historically. Most significant are increases of a minimum of fifty cents per hour for U.S. and Canada wage scales. Certain other bonuses and benefits will be increasing for many employees. The estimated incremental annualized pre-tax costs of these increases, after considering our normal annual increases is approximately $275. Further, an additional $85 will be recorded in the third fiscal quarter related to a one-time true-up to accrued benefits, related to these wage and benefit changes.
COVID-19
The COVID-19 pandemic continued to impact our business in the second quarter of 2022, albeit to a lesser extent. COVID-related and other supply and logistics constraints have continued to adversely affect some merchandise categories and are expected to do so for the foreseeable future. During the second quarter and first half of fiscal 2021, we paid $246 and $458 in incremental wages related to COVID-19, which ceased in February 2021.
RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
Net Sales	$50,937	$43,888	$100,354	$86,235
Changes in net sales:
U.S	17%	13%	17%	14%
Canada	17%	15%	18%	16%
Other International	10%	25%	14%	24%
Total Company	16%	15%	16%	16%
Changes in comparable sales:
U.S	16%	11%	15%	13%
Canada	16%	13%	17%	15%
Other International	6%	22%	10%	20%
Total Company	14%	13%	15%	14%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S	11%	13%	11%	15%
Canada	12%	11%	10%	14%
Other International	9%	18%	10%	18%
Total Company	11%	13%	11%	15%
Net Sales
Net sales increased $7,049 or 16%, and $14,119 or 16% during the second quarter and first half of 2022. This improvement was attributable to an increase in comparable sales of 14% and 15% in the second quarter and first half of 2022, and sales at the 25 net new warehouses opened since the end of the second quarter of 2021. While sales in all core merchandise categories and warehouse ancillary and other businesses increased, the rate of increase was strongest in our gasoline, business centers, and travel businesses. Sales continued to be impacted by inflation, higher than what we experienced in the first quarter of fiscal 2022.

During the second quarter of 2022, higher gasoline prices positively impacted net sales by $1,713, or 390 basis points, compared to 2021, with a 44% increase in the average price per gallon. The volume of gasoline sold increased approximately 25%, positively impacting net sales by $814, or 185 basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $281, or 64 basis points, compared to the second quarter of 2021, primarily attributable to our Other International operations.
During the first half of 2022, higher gasoline prices positively impacted net sales by $3,559, or 413 basis points, compared to 2021, with a 46% increase in the average price per gallon. The volume of gasoline sold increased approximately 26%, positively impacting net sales by $1,620, or 188 basis points. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $101, or 12 basis points, compared to the first half of 2021, primarily attributable to our Canadian operations, partially offset by our Other International operations.
Comparable Sales
Comparable sales increased 14% and 15% in the second quarter and first half of 2022, and were positively impacted by increases in shopping frequency and the average ticket, which includes the effects of inflation and changes in foreign currency. E-commerce comparable sales increased 13% in the second quarter and first half of 2022.
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
Membership fees	$967	$881	$1,913	$1,742
Membership fees increase	10%	8%	10%	8%
Total paid members (000s)	63,400	59,700	—	—
Total cardholders (000s)	114,800	108,300	—	—
Membership fee revenues increased 10% in both the second quarter and first half of 2022, driven by sign-ups and upgrades to Executive Membership. At the end of the second quarter of 2022, our member renewal rates were 92% in the U.S. and Canada and 90% worldwide. Renewal rates continue to benefit from more members auto renewing, and increased penetration of executive members, who on average renew at a higher rate. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date.

Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
Net sales	$50,937	$43,888	$100,354	$86,235
Less merchandise costs	45,517	39,078	89,469	76,536
Gross margin	$5,420	$4,810	$10,885	$9,699
Gross margin percentage	10.64%	10.96%	10.85%	11.25%
Quarterly Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 28 basis points. The decrease was across all categories, most significantly in fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Total gross margin percentage decreased 32 basis points compared to the second quarter of 2021. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 11.01%, an increase of five basis points. This was primarily due to a 49 basis-point increase in warehouse ancillary and other businesses, predominantly gasoline. Gross margin was also positively impacted by 14 basis points due to decreased incremental wages related to COVID-19, which ended February 28, 2021. Gross margin was negatively impacted due to a 43 basis-point decrease in all core merchandise categories, predominantly fresh foods and foods and sundries, 14 basis points due to a LIFO charge for higher merchandise costs, and one basis-point due to increased 2% rewards. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $31, compared to the second quarter of 2021, primarily attributable to our Other International operations.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. and Canadian segment, due to warehouse ancillary and other businesses and ceasing of incremental wages related to COVID-19, partially offset by core merchandise categories. Our U.S. segment was also negatively impacted due to the LIFO charge. Gross margin percentage decreased in our Other International segment due to decreases in core merchandise categories and increased 2% rewards, partially offset by warehouse ancillary and other businesses and ceasing of incremental wages related to COVID-19.
Year-to-date Results
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 23 basis points. The decrease was primarily due to fresh foods, and foods and sundries, partially offset by non-foods.
Total gross margin percentage decreased 40 basis points compared to the first half of 2021. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was flat as compared to the first half of 2021. Warehouse ancillary and other businesses, predominantly gasoline, increased 31 basis points. Gross margin was also positively impacted by 13 basis points due to ceasing of incremental wages related to COVID-19. Gross margin was negatively impacted due to a 34 basis-point decrease in core merchandise categories, predominantly foods and sundries, and fresh foods. Gross margin was also negatively impacted by nine basis points due to a LIFO charge for higher merchandise costs and one basis-point due to increased 2% rewards.
The segment gross margin percentage increased in our U.S. segment and performed similarly to the quarterly results above. Gross margin percentage decreased in our Canadian segment, primarily due to decreases in core merchandise categories partially offset by warehouse ancillary and other businesses.

Gross margin percentage decreased in our Other International segment due to decreases in core merchandise categories and increased 2% rewards, partially offset by increases in warehouse ancillary and other businesses. All our segments benefited from the ceasing of incremental wages related to COVID-19.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
SG&A expenses	$4,575	$4,351	$9,293	$8,671
SG&A expenses as a percentage of net sales	8.98%	9.92%	9.26%	10.06%
Quarterly Results
SG&A expenses as a percentage of net sales decreased 94 basis points. Excluding the impact of gasoline price inflation the decrease was 63 basis points. Ceasing incremental COVID-19 wages reduced expenses by 42 basis points. Central operating costs were lower by 10 basis points and warehouse operations and other businesses were lower by nine basis points, largely attributable to leveraging increased sales. Stock compensation expense was lower by two basis points. Changes in foreign currencies relative to the U.S. dollar positively impacted SG&A expenses by approximately $23, compared to the second quarter of 2021, primarily attributable to our Other International operations.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased 80 basis points compared to the first half of 2021. Excluding the impact of gasoline price inflation the decrease was 46 basis points. SG&A expenses were positively impacted by a net 28 basis points due to the ceasing of incremental wages related to COVID-19, partially offset by a write-off of certain information technology assets. Warehouse operations and other businesses were lower by 10 basis points, largely attributable to payroll and benefits, primarily due to leveraging increased sales. Central operating costs were lower by eight basis points. Stock compensation expense was lower by one basis point. Pre-opening expenses were higher by one basis point.
The first half of fiscal 2022 includes the permanent $1 increase for hourly employees in our warehouses and distribution channels that began in March 2021, and beginning in October 2021, the additional starting wage increase from $16 and $16.50 to $17 and $18.
Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
Interest expense	$36	$40	$75	$79
Interest expense is primarily related to Senior Notes. Interest expense decreased in the second quarter and first half of 2022 due to early repayment of the 2.300% Senior Notes on December 1, 2021.

Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
Interest income	$6	$11	$15	$21
Foreign-currency transaction gains (losses), net	12	(1)	38	7
Other, net	7	9	14	20
Interest income and other, net	$25	$19	$67	$48
Interest income decreased in the second quarter and first half of 2022 due to lower interest rates, partially offset by higher average cash and investment balances. Foreign-currency transaction gains (losses), net include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 29, 2021.
Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 13, 2022	February 14, 2021	February 13, 2022	February 14, 2021
Provision for income taxes	$481	$348	$832	$587
Effective tax rate	26.7%	26.4%	23.8%	21.5%
The effective tax rate for the first half of 2022 was impacted by net discrete tax benefits of $91, which primarily related to the first quarter. This included $91 of excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.4% for the first half of 2022.
The effective tax rate for the first half of 2021 was impacted by net discrete tax benefits of $136, which was primarily related to the first quarter. This included $75 of excess tax benefits related to stock compensation and $70 related to the special cash dividend paid through the 401(k) plan. Excluding net discrete tax benefits, the tax rate was 26.4% for the first half of 2021.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 13, 2022	February 14, 2021
Net cash provided by operating activities	$3,659	$2,685
Net cash used in investing activities	(1,393)	(1,037)
Net cash used in financing activities	(1,667)	(5,350)
Our primary sources of liquidity are cash flows generated from our operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $12,296 and $12,175 at February 13, 2022, and August 29, 2021. Of these balances, unsettled credit and debit card receivables represented approximately $1,993 and $1,816 at February 13, 2022, and August 29, 2021. These receivables generally settle within four days.
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
Management believes that our cash and investment position and operating cash flows with capacity under existing and available credit agreements will be sufficient to meet our liquidity and capital requirements for the foreseeable future. Management also believes that our U.S. current and projected asset position is sufficient to meet U.S. liquidity and capital requirements.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $3,659 in the first half of 2022, compared to $2,685 in the first half of 2021. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, the forward deployment of inventory to accelerate delivery times to our members, payment terms with our suppliers, and the amount paid early to obtain discounts from our suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,393 in the first half of 2022, compared to $1,037 in the first half of 2021, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first half of 2022, we spent $1,778 on capital expenditures, and it is our current intention to spend approximately $4,000 during fiscal year 2022. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 14 new warehouses, including one relocation, in the first half of 2022 and plan to open 15 to 18 additional new warehouses, including up to three relocations, in the remainder of fiscal 2022. There can be no assurance that current expectations will be realized and plans are subject to change upon changes in capital expenditure needs or the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,667 in the first half of 2022, compared to $5,350 in the first half of 2021. Cash flow used in financing activities was primarily related to repayments of our 2.300% Senior Notes, withholding taxes on stock-based awards, the payment of dividends, and repurchases of common stock. In the first half of 2021, cash flow used in financing was primarily due to the payment of a special dividend.
Dividends
On January 20, 2022, our Board declared a quarterly cash dividend of $0.79 per share payable to shareholders of record on February 4, 2022, which was paid on February 18, 2022.
Share Repurchase Program
During the first half of 2022 and 2021, we repurchased 236,000 and 521,000 shares of common stock, at an average price per share of $498.00 and $361.52, totaling approximately $118 and $189. These amounts may differ from the repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At February 13, 2022, we had borrowing capacity under these facilities of $1,034. Our international operations maintain $550 of the total borrowing capacity under bank credit facilities, of which $195 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities were immaterial at the end of the second quarter of 2022, and at the end of 2021.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $229. The outstanding commitments under these facilities at the end of the second quarter of 2022 totaled $201, most of which were standby letters of credit which do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most of which are within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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

Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of February 13, 2022 and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the second quarter of 2022 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 21, 2021 — December 19, 2021	7,000	$551.14	7,000	$3,211
December 20, 2021 — January 16, 2022	61,000	540.43	61,000	3,178
January 17, 2022 — February 13, 2022	91,000	501.58	91,000	3,132
Total second quarter	159,000	$518.73	159,000
 _______________
(1)Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.

Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.
Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/16/2020	3/12/2020

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		1/29/2020

3.2.1	Amendments to Sections 3.3, 3.4 and 3.6 of the Bylaws of Costco Wholesale Corporation, (to be effective and first apply with respect to the Company’s 2022 Annual Meeting of Shareholders)		8-K		9/16/2020

10.1	Eighth Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 9, 2022	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek Chief Executive Officer and Director

March 9, 2022	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director