Form 10-Q
period 2022-05-08
COSTCO WHOLESALE CORP /NEW
filed 2022-06-02
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 8, 2022
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

The number of shares outstanding of the issuer's common stock as of May 25, 2022 was 442,962,949.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
REVENUE
Net sales	$51,612	$44,376	$151,966	$130,611
Membership fees	984	901	2,897	2,643
Total revenue	52,596	45,277	154,863	133,254
OPERATING EXPENSES
Merchandise costs	46,355	39,415	135,824	115,951
Selling, general and administrative	4,450	4,199	13,743	12,870
Operating income	1,791	1,663	5,296	4,433
OTHER INCOME (EXPENSE)
Interest expense	(35)	(40)	(110)	(119)
Interest income and other, net	71	27	138	75
INCOME BEFORE INCOME TAXES	1,827	1,650	5,324	4,389
Provision for income taxes	455	417	1,287	1,004
Net income including noncontrolling interests	1,372	1,233	4,037	3,385
Net income attributable to noncontrolling interests	(19)	(13)	(61)	(48)
NET INCOME ATTRIBUTABLE TO COSTCO	$1,353	$1,220	$3,976	$3,337
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$3.05	$2.75	$8.96	$7.53
Diluted	$3.04	$2.75	$8.94	$7.51
Shares used in calculation (000s):
Basic	443,700	443,043	443,567	443,043
Diluted	444,886	444,127	444,802	444,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,372	$1,233	$4,037	$3,385
Foreign-currency translation adjustment and other, net	(388)	54	(495)	411
Comprehensive income	984	1,287	3,542	3,796
Less: Comprehensive income (loss) attributable to noncontrolling interests	(13)	15	31	71
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$997	$1,272	$3,511	$3,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	May 8, 2022	August 29, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,193	$11,258
Short-term investments	638	917
Receivables, net	1,991	1,803
Merchandise inventories	17,623	14,215
Other current assets	1,563	1,312
Total current assets	33,008	29,505
OTHER ASSETS
Property and equipment, net	24,143	23,492
Operating lease right-of-use assets	2,731	2,890
Other long-term assets	3,970	3,381
TOTAL ASSETS	$63,852	$59,268
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$17,651	$16,278
Accrued salaries and benefits	4,090	4,090
Accrued member rewards	1,828	1,671
Deferred membership fees	2,251	2,042
Current portion of long-term debt	77	799
Other current liabilities	5,948	4,561
Total current liabilities	31,845	29,441
OTHER LIABILITIES
Long-term debt, excluding current portion	6,507	6,692
Long-term operating lease liabilities	2,452	2,642
Other long-term liabilities	2,535	2,415
TOTAL LIABILITIES	43,339	41,190
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.01 par value; 900,000,000 shares authorized; 443,029,000 and 441,825,000 shares issued and outstanding	4	4
Additional paid-in capital	7,272	7,031
Accumulated other comprehensive loss	(1,602)	(1,137)
Retained earnings	14,294	11,666
Total Costco stockholders’ equity	19,968	17,564
Noncontrolling interests	545	514
TOTAL EQUITY	20,513	18,078
TOTAL LIABILITIES AND EQUITY	$63,852	$59,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended May 8, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 13, 2022	443,279	$4	$7,186	$(1,246)	$13,474	$19,418	$558	$19,976
Net income	—	—	—	—	1,353	1,353	19	1,372
Foreign-currency translation adjustment and other, net	—	—	—	(356)	—	(356)	(32)	(388)
Stock-based compensation	—	—	91	—	—	91	—	91
Release of vested restricted stock units (RSUs), including tax effects	4	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(254)	—	(4)	—	(135)	(139)	—	(139)
Cash dividend declared	—	—	—	—	(398)	(398)	—	(398)
BALANCE AT MAY 8, 2022	443,029	$4	$7,272	$(1,602)	$14,294	$19,968	$545	$20,513

	12 Weeks Ended May 9, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 14, 2021	442,654	$4	$6,843	$(961)	$9,766	$15,652	$477	$16,129
Net income	—	—	—	—	1,220	1,220	13	1,233
Foreign-currency translation adjustment and other, net	—	—	—	52	—	52	2	54
Stock-based compensation	—	—	87	—	—	87	—	87
Release of vested RSUs, including tax effects	6	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(519)	—	(8)	—	(171)	(179)	—	(179)
Cash dividend declared	—	—	—	—	(349)	(349)	—	(349)
BALANCE AT MAY 9, 2021	442,141	$4	$6,921	$(909)	$10,466	$16,482	$492	$16,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	36 Weeks Ended May 8, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 29, 2021	441,825	$4	$7,031	$(1,137)	$11,666	$17,564	$514	$18,078
Net income	—	—	—	—	3,976	3,976	61	4,037
Foreign-currency translation adjustment and other, net	—	—	—	(465)	—	(465)	(30)	(495)
Stock-based compensation	—	—	609	—	—	609	—	609
Release of vested restricted stock units (RSUs), including tax effects	1,694	—	(360)	—	—	(360)	—	(360)
Repurchases of common stock	(490)	—	(8)	—	(249)	(257)	—	(257)
Cash dividends declared	—	—	—	—	(1,099)	(1,099)	—	(1,099)
BALANCE AT MAY 8, 2022	443,029	$4	$7,272	$(1,602)	$14,294	$19,968	$545	$20,513

	36 Weeks Ended May 9, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 30, 2020	441,255	$4	$6,698	$(1,297)	$12,879	$18,284	$421	$18,705
Net income	—	—	—	—	3,337	3,337	48	3,385
Foreign-currency translation adjustment and other, net	—	—	—	388	—	388	23	411
Stock-based compensation	—	—	552	—	—	552	—	552
Release of vested RSUs, including tax effects	1,926	—	(312)	—	—	(312)	—	(312)
Repurchases of common stock	(1,040)	—	(17)	—	(351)	(368)	—	(368)
Cash dividends declared	—	—	—	—	(5,399)	(5,399)	—	(5,399)
BALANCE AT MAY 9, 2021	442,141	$4	$6,921	$(909)	$10,466	$16,482	$492	$16,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	36 Weeks Ended
	May 8, 2022	May 9, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$4,037	$3,385
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,306	1,222
Non-cash lease expense	240	189
Stock-based compensation	606	550
Other non-cash operating activities, net	49	19
Deferred income taxes	(2)	(16)
Changes in operating assets and liabilities:
Merchandise inventories	(3,633)	(1,531)
Accounts payable	1,766	1,256
Other operating assets and liabilities, net	517	944
Net cash provided by operating activities	4,886	6,018
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(588)	(802)
Maturities of short-term investments	840	955
Additions to property and equipment	(2,632)	(2,494)
Other investing activities, net	(48)	(39)
Net cash used in investing activities	(2,428)	(2,380)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank payments outstanding	(99)	1
Repayments of long-term borrowings	(800)	—
Tax withholdings on stock-based awards	(360)	(312)
Repurchases of common stock	(254)	(367)
Cash dividend payments	(701)	(5,050)
Other financing activities, net	(129)	(41)
Net cash used in financing activities	(2,343)	(5,769)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(180)	80
Net change in cash and cash equivalents	(65)	(2,051)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	11,258	12,277
CASH AND CASH EQUIVALENTS END OF PERIOD	$11,193	$10,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of the year for:
Interest	$102	$98
Income taxes, net	$1,121	$867
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$398	$349
Financing lease assets obtained in exchange for new or modified leases	$631	$265
Operating lease assets obtained in exchange for new or modified leases	$67	$208

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. For the period ended May 8, 2022, Costco operated 829 warehouses worldwide: 573 in the United States (U.S.) located in 46 states, Washington, D.C., and Puerto Rico, 105 in Canada, 40 in Mexico, 30 in Japan, 29 in the United Kingdom (U.K.), 16 in Korea, 14 in Taiwan, 13 in Australia, four in Spain, two each in France and China, and one in Iceland. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2022 is a 52-week year ending on August 28, 2022. References to the third quarter of 2022 and 2021 relate to the 12-week fiscal quarters ended May 8, 2022 and May 9, 2021, respectively. References to the first thirty-six weeks of 2022 and 2021 relate to the 36 weeks ended May 8, 2022 and May 9, 2021, respectively.
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

Property and Equipment, Net
The Company capitalizes certain computer software and costs incurred in developing or obtaining software. The Company recognized a $118 write-off of certain information technology assets, which was recorded in the first quarter of 2022, in selling, general and administrative expenses.
Reclassification
Reclassifications were made to our third quarter and first thirty-six weeks of 2021 condensed consolidated statements of income to conform with current period presentation.
Note 2—Investments
The Company's investments were as follows:

May 8, 2022:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$390	$(1)	$389
Held-to-maturity:
Certificates of deposit	249	—	249
Total short-term investments	$639	$(1)	$638

August 29, 2021:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$375	$6	$381
Held-to-maturity:
Certificates of deposit	536	—	536
Total short-term investments	$911	$6	$917
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended May 8, 2022, and August 29, 2021. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first thirty-six weeks of 2022 or 2021.
The maturities of available-for-sale and held-to-maturity securities at May 8, 2022 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$296	$295	$249
Due after one year through five years	94	94	—
Total	$390	$389	$249

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair value hierarchy reflecting the valuation techniques utilized.

	Level 2
	May 8, 2022	August 29, 2021
Investment in government and agency securities(1)	$389	$393
Forward foreign-exchange contracts, in asset position(2)	54	17
Forward foreign-exchange contracts, in (liability) position(2)	(1)	(2)
Total	$442	$408
 _______________
(1)At August 29, 2021, $12 cash and cash equivalents and $381 short-term investments are included in the accompanying condensed consolidated balance sheets.
(2)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At May 8, 2022, and August 29, 2021, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first thirty-six weeks of 2022 or 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first thirty-six weeks of 2022 or 2021.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	May 8, 2022	August 29, 2021
2.300% Senior Notes due May 2022	$—	$800
2.750% Senior Notes due May 2024	1,000	1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	618	731
Total long-term debt	6,618	7,531
Less unamortized debt discounts and issuance costs	34	40
Less current portion(1)	77	799
Long-term debt, excluding current portion	$6,507	$6,692
 _______________
(1)Net of unamortized debt discounts and issuance costs.

The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $6,000 and $7,692 at May 8, 2022, and August 29, 2021, respectively.
On December 1, 2021, the Company repaid, prior to maturity, the 2.300% Senior Notes at a redemption price plus accrued interest as specified in the Notes' agreement.
Note 5—Equity
Dividends
The Company’s current quarterly dividend is $0.90 per share, compared to $0.79 in the third quarter of 2021. On April 13, 2022, the Board of Directors declared a quarterly cash dividend in the amount of $0.90 per share, which was paid on May 13, 2022.
Share Repurchase Program
The Company's share repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in April 2023. The remaining amount available under the program was $2,993 at May 8, 2022. Share repurchase activity is summarized below:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Third quarter of 2022	254	$547.38	$139
First thirty-six weeks of 2022	490	$523.61	$257

Third quarter of 2021	519	$346.19	$179
First thirty-six weeks of 2021	1,040	$353.87	$368
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
Summary of Restricted Stock Unit Activity
At May 8, 2022, 10,411,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•3,375,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of the long-service term;
•39,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of the long-service term; and
•82,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2022, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below. The Company recognized compensation expense for these awards in the third quarter of 2022, as it is currently deemed probable that the targets will be achieved.
The following table summarizes RSU transactions during the first thirty-six weeks of 2022:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 29, 2021	4,349	$257.88
Granted	1,679	476.06
Vested and delivered	(2,443)	290.20
Forfeited	(89)	324.80
Outstanding at May 8, 2022	3,496	$338.37
The remaining unrecognized compensation cost related to RSUs unvested at May 8, 2022, was $890, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
Stock-based compensation expense	$90	$87	$606	$550
Less recognized income tax benefits	20	18	128	115
Stock-based compensation expense, net	$70	$69	$478	$435

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
Net income attributable to Costco	$1,353	$1,220	$3,976	$3,337
Weighted average basic shares	443,700	443,043	443,567	443,043
RSUs	1,186	1,084	1,235	1,293
Weighted average diluted shares	444,886	444,127	444,802	444,336
Anti-dilutive RSUs	—	1,046	—	—
Anti-dilutive shares are excluded from the calculation of diluted shares and earnings per diluted share because their impact would increase earnings per diluted share.
Note 8—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigations arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. The Company has recorded immaterial accruals with respect to certain matters described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
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
In December 2018, a depot employee raised similar claims, alleging that depot employees in California did not receive suitable seating or reasonably comfortable workplace temperature conditions. Lane v. Costco Wholesale Corp. (Case No. CIVDS 1908816; San Bernardino Superior Court). The Company filed an answer denying the material allegations of the complaint. In October 2019, the parties settled for an immaterial amount the seating claims on a representative basis, which received court approval in February 2020. The parties settled the temperature claims for an immaterial amount in April 2022, and court approval was received in May 2022.

In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez v. Costco Wholesale Corp. (Case No. 2:19-cv-03454; C.D. Cal.). The Company filed an answer denying the material allegations of the complaint. In December 2019, the court issued an order denying class certification. In January 2020, the plaintiffs dismissed their Labor Code claims without prejudice, and the court remanded the action to state court. Settlement for an immaterial amount was agreed upon in February 2021. Final court approval of the settlement was granted on May 3, 2022.
In May 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340; E.D. Cal.). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In September 2021, the court granted Costco’s motion for partial summary judgment and denied class certification. In August 2019, the plaintiff filed a companion case in state court seeking penalties under PAGA. Rough v. Costco Wholesale Corp. (Case No. FCS053454; Sonoma County Superior Court). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The state court action has been stayed pending resolution of the federal action.
In April 2020, an employee, alleging underpayment of sick pay, filed a class and representative action against the Company, alleging claims under California law for failure to pay all wages at termination and for Labor Code penalties under PAGA. Kristy v. Costco Wholesale Corp. (Case No. 5:20-cv-04119; N.D. Cal.). The case was stayed due to the plaintiff's bankruptcy, and his individual claim was settled for an immaterial amount. The class and representative action claims were thereafter dismissed.
In December 2020, a former employee filed suit against the Company asserting collective and class claims on behalf of non-exempt employees under the Fair Labor Standards Act and New York Labor Law for failure to pay for all hours worked, failure to pay certain non-exempt employees on a weekly basis, and failure to provide proper wage statements and notices. The plaintiff also asserted individual retaliation claims. Cappadora v. Costco Wholesale Corp. (Case No. 1:20-cv-06067; E.D.N.Y.). An amended complaint was filed, and the Company denied the material allegations of the amended complaint. Based on an agreement in principle concerning settlement of the matter, involving a proposed payment by the Company of an immaterial amount, the federal action has been dismissed. In April 2022, Cappadora and a second plaintiff filed an action against the Company in New York state court asserting the same class claims asserted in the federal action under the New York Labor Law and seeking preliminary approval of the class settlement. Cappadora and Sancho v. Costco Wholesale Corp. (Index No. 604757/2022; Nassau County Supreme Court).
In August 2021, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law for failure to pay on a weekly basis. Umadat v. Costco Wholesale Corp. (Case No. 2:21-cv-4814; E.D.N.Y.). The Company answered the complaint on October 21, 2021, denying the material allegations. In April 2022, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law, as well as under the Fair Labor Standards Act, for failure to pay on a weekly basis and failure to pay overtime. Burian v. Costco Wholesale Corp. (Case No. 2:22-cv-02108; E.D.N.Y.).
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
In July 2021, a former temporary staffing employee filed a class action against the Company and a staffing company alleging violations of the California Labor Code regarding payment of wages, meal and rest periods, wage statements, the timeliness of wages and final wages, and for unfair business practices. Dimas v. Costco Wholesale Corp. (Case No. STK-CV-UOE-2021-0006024; San Joaquin Superior Court). The Company has moved to compel arbitration of the plaintiff's individual claims and to dismiss the class action complaint. On September 7, 2021, the same former employee filed a separate representative action under PAGA asserting the same Labor Code violations and seeking civil penalties and attorneys' fees. The case has been stayed pending the motion to compel in the related case.
In September 2021, an employee filed a class action against the Company alleging violations of the California Labor Code regarding the alleged failure to provide sick pay, failure to timely pay wages due at separation from employment, and for violations of California's unfair competition law. De Benning v. Costco Wholesale Corp. (Case No. 34-2021-00309030-CU-OE-GDS; Sacramento Superior Court). The Company answered the complaint in January 2022, denying its material allegations. In April 2022, a settlement for an immaterial amount was agreed upon, subject to court approval.
In March 2022, an employee filed a class action against the Company alleging violations of the California Labor Code regarding the failure to: pay wages, provide meal and rest periods, provide accurate wage statements, timely pay final wages, and reimburse business expenses. Diaz v. Costco Wholesale Corp. (Case No. 22STCV09513; Los Angeles Superior Court). The Court stayed the case, including the Company's filing of a responsive pleading, pending the initial status conference.
In May 2022, an employee filed a PAGA-only representative action against the Company alleging claims under the California Labor Code regarding the payment of wages, meal and rest periods, the timeliness of wages and final wages, wage statements, accurate records and business expenses. Gonzalez v. Costco Wholesale Corp. (Case No. 22AHCV00255; Los Angeles Superior Court).
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
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended May 8, 2022
Total revenue	$38,534	$7,268	$6,794	$52,596
Operating income	1,205	324	262	1,791
12 Weeks Ended May 9, 2021
Total revenue	$32,759	$6,299	$6,219	$45,277
Operating income	1,135	260	268	1,663
36 Weeks Ended May 8, 2022
Total revenue	$112,418	$21,406	$21,039	$154,863
Operating income	3,502	918	876	5,296
36 Weeks Ended May 9, 2021
Total revenue	$96,178	$18,311	$18,765	$133,254
Operating income	2,898	733	802	4,433
52 Weeks Ended August 29, 2021
Total revenue	$141,398	$27,298	$27,233	$195,929
Operating income	4,470	1,093	1,145	6,708
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
Foods and Sundries	$19,594	$17,551	$58,646	$53,194
Non-Foods	13,810	12,899	43,077	39,006
Fresh Foods	6,813	6,296	20,211	18,413
Ancillary and Other Businesses	11,395	7,630	30,032	19,998
Total net sales	$51,612	$44,376	$151,966	$130,611

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
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” on quality goods – consistently providing the most competitive values. Merchandise costs in the third quarter and first thirty-six weeks of 2022 were impacted by inflation higher than what we have experienced in recent years. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to cost increases. Those strategies can include, but are not limited to, working with our suppliers to share in absorbing cost increases, earlier-than-usual purchasing and in greater volumes, offering seasonal merchandise outside its season, the chartering of container vessels and leasing of containers as well as passing cost increases on to our members. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin and gross margin as a percentage of net sales (gross margin percentage). We believe our gasoline business draws members, but it generally has a lower gross margin percentage relative to our non-gasoline business. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China, the United States and the United Kingdom, have created uncertainty with respect to how tariffs will affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. While these potential impacts are uncertain, they could have an adverse impact on our results.
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
Our financial performance depends heavily on controlling costs. While we believe that we have achieved successes in this area, some significant costs are partially outside our control, particularly health care and utility expenses. With respect to the compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that our longer-term objectives of reducing employee turnover and enhancing employee satisfaction require maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business operates on very low margins, modest changes in various items in the consolidated statements of income, particularly merchandise costs and SG&A expenses, can have substantial impacts on net income.
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarter of 2022 and 2021 relate to the 12-week fiscal quarters ended May 8, 2022, and May 9, 2021. References to the first thirty-six weeks of 2022 and 2021 relate to the 36 weeks ended May 8, 2022, and May 9, 2021. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the third quarter of 2022 versus 2021 include:
•Net sales increased 16% to $51,612, driven by an increase in comparable sales of 15% and sales at 20 net new warehouses opened since the end of the third quarter of 2021;
•Membership fee revenue increased 9% to $984, driven by new member sign-ups, upgrades to Executive Membership, and an increase in our renewal rate;
•Gross margin percentage decreased 99 basis points, driven primarily by our core merchandise categories and a LIFO charge for higher merchandise costs;
•SG&A expenses as a percentage of net sales decreased 84 basis points, primarily due to leveraging increased sales;

•We incurred a one-time $77 pretax charge, primarily related to granting our employees one additional day of vacation under the new employee agreement that was effective March 14, 2022;
•Net income was $1,353, $3.04 per diluted share, compared to $1,220, $2.75 per diluted share in 2021; and
•On April 13, 2022, our board declared a quarterly cash dividend of $0.90 per share, which was paid on May 13, 2022.
COVID-19
The COVID-19 pandemic continued to impact our business in the third quarter of 2022, albeit to a lesser extent. COVID-related and other supply and logistics constraints have continued to adversely affect some merchandise categories and are expected to do so for the foreseeable future. During the third quarter and first thirty-six weeks of fiscal 2021, we paid $57 and $515 in incremental wages related to COVID-19, which ceased in February 2021.
RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
Net Sales	$51,612	$44,376	$151,966	$130,611
Changes in net sales:
U.S	18%	19%	17%	16%
Canada	16%	34%	17%	22%
Other International	9%	27%	12%	25%
Total Company	16%	22%	16%	18%
Changes in comparable sales:
U.S	17%	18%	16%	15%
Canada	15%	32%	16%	20%
Other International	6%	23%	8%	21%
Total Company	15%	21%	15%	16%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S	11%	15%	11%	15%
Canada	13%	17%	11%	15%
Other International	9%	13%	10%	16%
Total Company	11%	15%	11%	15%
Net Sales
Net sales increased $7,236 or 16%, and $21,355 or 16% during the third quarter and first thirty-six weeks of 2022. This improvement was attributable to an increase in comparable sales of 15% in both the third quarter and first thirty-six weeks of 2022, and sales at the 20 net new warehouses opened since the end of the third quarter of 2021. While sales increased in all core merchandise categories and warehouse ancillary and other businesses, the rate of increase was strongest in our gasoline, business centers, and travel businesses. Sales continued to be impacted by inflation, higher than what we experienced in the comparable periods of 2021 and earlier this fiscal year.

During the third quarter of 2022, higher gasoline prices positively impacted net sales by $2,270, 511 basis points, compared to 2021, with a 42% increase in the average price per gallon. The volume of gasoline sold increased approximately 24%, positively impacting net sales by $1,082, 244 basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $476, 107 basis points, compared to the third quarter of 2021, primarily attributable to our Other International operations.
During the first thirty-six weeks of 2022, higher gasoline prices positively impacted net sales by $5,829, 446 basis points, compared to 2021, with a 44% increase in the average price per gallon. The volume of gasoline sold increased approximately 25%, positively impacting net sales by $2,701, 207 basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $379, 29 basis points, compared to the first thirty-six weeks of 2021, primarily attributable to our Other International operations, partially offset by our Canadian operations.
Comparable Sales
Comparable sales increased 15% in both the third quarter and first thirty-six weeks of 2022, and were positively impacted by increases in the average ticket and shopping frequency, which includes the effects of inflation and changes in foreign currency. E-commerce comparable sales increased 7% and 11% in the third quarter and first thirty-six weeks of 2022.
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
Membership fees	$984	$901	$2,897	$2,643
Membership fees increase	9%	11%	10%	9%
Total paid members (000s)	64,400	60,600	—	—
Total cardholders (000s)	116,600	109,800	—	—
Membership fee revenues increased 9% and 10% in the third quarter and first thirty-six weeks of 2022, driven by sign-ups and upgrades to Executive Membership. At the end of the third quarter of 2022, our member renewal rates were 92% in the U.S. and Canada and 90% worldwide. Renewal rates continue to benefit from more members auto renewing and increased penetration of executive members, who on average renew at a higher rate. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date.

Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
Net sales	$51,612	$44,376	$151,966	$130,611
Less merchandise costs	46,355	39,415	135,824	115,951
Gross margin	$5,257	$4,961	$16,142	$14,660
Gross margin percentage	10.19%	11.18%	10.62%	11.22%
Quarterly Results
Total gross margin percentage decreased 99 basis points compared to the third quarter of 2021. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 10.65%, a decrease of 53 basis points. This was primarily due to a 46 basis-point decrease in core merchandise categories, due to decreases in fresh foods and non-foods and 27 basis points due to a LIFO charge for higher merchandise costs. Gross margin was positively impacted by 18 basis points related to our warehouse ancillary and other businesses, predominantly gasoline, and three basis points due to 2% rewards. Gross margin was negatively impacted by one basis point due to the net impact of a one-time charge related to granting our employees one additional day of vacation under the new employee agreement and the ceasing of incremental wages related to COVID-19. We expect the LIFO charge in our fourth quarter of fiscal 2022 to be substantially higher than the fourth quarter of fiscal 2021. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $51, compared to the third quarter of 2021.
The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 39 basis points. The decrease was across all categories, most significantly in fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased across all segments. Our U.S. segment performed similarly to the results above. Gross margin percentage in our Canadian segment was negatively impacted due to decreases in core merchandise categories and warehouse ancillary and other businesses. Gross margin percentage in our Other International segment was negatively impacted due to decreases in core merchandise categories, partially offset by warehouse ancillary and other businesses. Our Other International segment was also negatively impacted due to increased 2% rewards. All our segments benefited from the ceasing of incremental wages related to COVID-19.
Year-to-date Results
Total gross margin percentage decreased 60 basis points compared to the first thirty-six weeks of 2021. Excluding the impact of gasoline price inflation on net sales, gross margin was 11.05%, a decrease of 17 basis points. This was primarily due to a 38 basis-point decrease in core merchandise categories, predominantly driven by decreases in fresh foods and foods and sundries, and 15 basis points due to a LIFO charge for higher merchandise costs. Warehouse ancillary and other businesses positively impacted gross margin by 27 basis points, predominantly gasoline. Gross margin was positively impacted by nine basis points due to the net impact of ceasing incremental wages related to COVID-19 and the negative impact of a one-time charge related to granting our employees one additional day of vacation under the new employee agreement. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $43, compared to the first thirty-six weeks of 2021, attributable to our Other International operations, partially offset by our Canadian operations.

The gross margin of core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 28 basis points. The decrease was across all categories, most significantly in fresh foods.
The segment gross margin percentage decreased in our U.S. and Canadian segment. Gross margin decreased in core merchandise categories, partially offset by warehouse ancillary and other businesses. Our U.S. segment was also negatively impacted due to the LIFO charge. The gross margin percentage decreased in our Other International segment due to decreases in core merchandise categories and increased 2% rewards, partially offset by increases in warehouse ancillary and other businesses. All our segments benefited from the ceasing of incremental wages related to COVID-19.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
SG&A expenses	$4,450	$4,199	$13,743	$12,870
SG&A expenses as a percentage of net sales	8.62%	9.46%	9.04%	9.85%
Quarterly Results
SG&A expenses as a percentage of net sales decreased 84 basis points. Excluding the impact of gasoline price inflation the decrease was 44 basis points. Warehouse operations and other businesses were lower by 35 basis points, largely attributable to leveraging increased sales. This includes the impact of the starting wage increase we instituted in October 2021, as well as eight weeks of the increased wages and benefits that were effective on March 14, 2022. Central operating costs were lower by 10 basis points, and stock compensation expense was lower by one basis point. SG&A was negatively impacted by two basis points due to the net impact of a one-time charge related to granting our employees one additional day of vacation under the new employee agreement and the ceasing of incremental wages related to COVID-19. Changes in foreign currencies relative to the U.S. dollar positively impacted SG&A expenses by approximately $39, compared to the third quarter of 2021.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased 81 basis points compared to the first thirty-six weeks of 2021. Excluding the impact of gasoline price inflation the decrease was 45 basis points. Warehouse operations and other businesses were lower by 18 basis points, largely attributable to leveraging increased sales. This includes the impact of the starting wage increase we instituted in October 2021 as well as eight weeks of the increased wages and benefits that were effective on March 14, 2022. SG&A was positively impacted by a net 18 basis points due to ceasing incremental wages related to COVID-19, a write-off of certain information technology assets and a one-time charge related to granting our employees one additional day of vacation under the new employee agreement. Central operating costs were lower by eight basis points, and stock compensation expense was lower by one basis point. Changes in foreign currencies relative to the U.S. dollar positively impacted SG&A expenses by approximately $37, compared to the third quarter of 2021, primarily attributable to our Other International operations.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
Interest expense	$35	$40	$110	$119
Interest expense is primarily related to Senior Notes. Interest expense decreased in the third quarter and first thirty-six weeks of 2022 due to early repayment of the 2.300% Senior Notes on December 1, 2021.

Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
Interest income	$6	$8	$21	$29
Foreign-currency transaction gains, net	56	6	94	13
Other, net	9	13	23	33
Interest income and other, net	$71	$27	$138	$75
Foreign-currency transaction gains, net include the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 29, 2021.
Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 8, 2022	May 9, 2021	May 8, 2022	May 9, 2021
Provision for income taxes	$455	$417	$1,287	$1,004
Effective tax rate	24.9%	25.2%	24.2%	22.9%
The effective tax rate for the first thirty-six weeks of 2022 was impacted by net discrete tax benefits of $114, which were primarily related to the first quarter. This included $91 of excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.3% for the first thirty-six weeks of 2022.
The effective tax rate for the first thirty-six weeks of 2021 was impacted by net discrete tax benefits of $157, which was primarily related to the first quarter. This included $75 of excess tax benefits related to stock compensation, $70 related to the special cash dividend paid through the 401(k) plan, and $19 primarily related to a reduction in the valuation allowance against certain deferred tax assets. Excluding net discrete tax benefits, the tax rate was 26.4% for the first thirty-six weeks of 2021.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 8, 2022	May 9, 2021
Net cash provided by operating activities	$4,886	$6,018
Net cash used in investing activities	(2,428)	(2,380)
Net cash used in financing activities	(2,343)	(5,769)
Our primary sources of liquidity are cash flows generated from our operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $11,831 and $12,175 at May 8, 2022, and August 29, 2021. Of these balances, unsettled credit and debit card receivables represented approximately $2,152 and $1,816 at May 8, 2022, and August 29, 2021. These receivables generally settle within four days.
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
Management believes that our cash and investment position and operating cash flows, with capacity under existing and available credit agreements, will be sufficient to meet our liquidity and capital requirements for the foreseeable future. Management also believes that our current and projected U.S. asset position is sufficient to meet U.S. liquidity and capital requirements.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $4,886 in the first thirty-six weeks of 2022, compared to $6,018 in the first thirty-six weeks of 2021. Our cash flow provided by operations is primarily derived from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, the forward deployment of inventory to accelerate delivery times to our members, earlier than usual purchasing in anticipation of cost increases, payment terms with our suppliers, and the amount paid early to obtain discounts from our suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,428 in the first thirty-six weeks of 2022, compared to $2,380 in the first thirty-six weeks of 2021, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first thirty-six weeks of 2022, we spent $2,632 on capital expenditures, and it is our current intention to spend approximately $4,000 during fiscal year 2022. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 17 new warehouses, including three relocations, in the first thirty-six weeks of 2022 and plan to open 10 additional new warehouses in the remainder of fiscal 2022. There can be no assurance that current expectations will be realized, and plans are subject to change upon changes in capital expenditure needs or the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $2,343 in the first thirty-six weeks of 2022, compared to $5,769 in the first thirty-six weeks of 2021. Cash flow used in financing activities was primarily related to repayments of our 2.300% Senior Notes, the payment of dividends, withholding taxes on stock-based awards, and repurchases of common stock. In the first thirty-six weeks of 2021, cash flow used in financing was primarily due to the payment of a special dividend.
Dividends
On April 13, 2022, our Board declared a quarterly cash dividend of $0.90 per share payable to shareholders of record on April 29, 2022, which was paid on May 13, 2022.

Share Repurchase Program
During the first thirty-six weeks of 2022 and 2021, we repurchased 490,000 and 1,040,000 shares of common stock, at an average price per share of $523.61 and $353.87, totaling approximately $257 and $368. These amounts may differ from the repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At May 8, 2022, we had borrowing capacity under these facilities of $1,006. Our international operations maintain $522 of this capacity under bank credit facilities, of which $182 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities were immaterial at the end of the third quarter of 2022 and at the end of 2021.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $225. The outstanding commitments under these facilities at the end of the third quarter of 2022 totaled $198, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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

Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of May 8, 2022 and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
During the third quarter of 2022, we implemented a new financial planning, consolidation and reporting application, which required changes to certain business processes and controls in the internal control over financial reporting.
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of 2022 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 14, 2022 — March 13, 2022	88,000	$517.63	88,000	$3,086
March 14, 2022 — April 10, 2022	85,000	563.93	85,000	3,038
April 11, 2022 — May 8, 2022	81,000	562.33	81,000	2,993
Total third quarter	254,000	$547.38	254,000
 _______________
(1)Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-Q	2/16/2020	3/12/2020

3.2	Bylaws as amended of Costco Wholesale Corporation	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

June 1, 2022	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek Chief Executive Officer and Director

June 1, 2022	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director