Form 10-K
period 2022-08-28
COSTCO WHOLESALE CORP /NEW
filed 2022-10-05
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 28, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-20355
Costco Wholesale Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1223280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
999 Lake Drive, Issaquah, WA 98027
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (425) 313-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.005 Par Value	COST	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 13, 2022 was $225,434,477,639.
The number of shares outstanding of the registrant’s common stock as of September 27, 2022, was 442,604,145.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 19, 2023, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 28, 2022

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
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
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983, in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, Mexico, Japan, United Kingdom (U.K.), Korea, Taiwan, Australia, Spain, France, China, and Iceland. Costco operated 838, 815, and 795 warehouses worldwide at August 28, 2022, August 29, 2021, and August 30, 2020, respectively. The Company operates e-commerce websites in the U.S., Canada, Mexico, U.K., Korea, Taiwan, Japan, and Australia. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is increased net sales and earnings during the winter holiday season. References to 2022, 2021, and 2020 relate to the 52-week fiscal years ended August 28, 2022, August 29, 2021, and August 30, 2020, respectively.
General
We operate membership warehouses and e-commerce websites based on the concept that offering our members low prices on a limited selection of nationally-branded and private-label products in a wide range of categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers. We often sell inventory before we are required to pay for it, even while taking advantage of early payment discounts.
We buy most of our merchandise directly from manufacturers and route it to cross-docking consolidation points (depots) or directly to our warehouses. Our depots receive large shipments from manufacturers and quickly ship these goods to warehouses. This process creates freight volume and handling efficiencies, lowering costs associated with traditional multiple-step distribution channels. For our e-commerce operations we ship merchandise through our depots, our logistics operations for big and bulky items, as well as through drop-ship and other delivery arrangements with our suppliers.

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
Our warehouses on average operate on a seven-day, 70-hour week. Gasoline operations generally have extended hours. Because the hours of operation are shorter than many other retailers, and due to other efficiencies inherent in a warehouse-type operation, labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, reducing labor required. In general, with variations by country, our warehouses accept certain credit cards, including Costco co-branded cards, debit cards, cash and checks, Executive member 2% reward certificates, co-brand cardholder rebates, and our proprietary stored-value card (shop card).
Our strategy is to provide our members with a broad range of high-quality merchandise at prices we believe are consistently lower than elsewhere. We seek to limit most items to fast-selling models, sizes, and colors. We carry less than 4,000 active stock keeping units (SKUs) per warehouse in our core warehouse business, significantly less than other broadline retailers. We average anywhere from 10,000 to 11,000 SKUs online, some of which are also available in our warehouses. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
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
We offer merchandise and services in the following categories:
Core Merchandise Categories (or core business):
•Foods and Sundries (including sundries, dry grocery, candy, cooler, freezer, deli, liquor, and tobacco)
•Non-Foods (including major appliances, electronics, health and beauty aids, hardware, garden and patio, sporting goods, tires, toys and seasonal, office supplies, automotive care, postage, tickets, apparel, small appliances, furniture, domestics, housewares, special order kiosk, and jewelry)
•Fresh Foods (including meat, produce, service deli, and bakery)
Warehouse Ancillary (includes gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and Other Businesses (includes e-commerce, business centers, travel, and other)
Warehouse ancillary businesses operate primarily within or next to our warehouses, encouraging members to shop more frequently. The number of warehouses with gas stations varies significantly by country, and we have no gasoline business in Korea or China. We operated 668 gas stations at the end of 2022. Net sales for our gasoline business increased to approximately 14% of total net sales in 2022.
Our other businesses sell products and services that complement our warehouse operations (core and warehouse ancillary businesses). Our e-commerce operations give members convenience and a broader selection of goods and services. Net sales for e-commerce represented approximately 7% of total net sales in 2022. This figure does not include other services we offer online in certain countries such as business delivery, travel, same-day grocery, and various other services. Our business centers carry items tailored specifically for food services, convenience stores and offices, and offer walk-in shopping and deliveries. Business centers are included in our total warehouse count. Costco Travel offers vacation packages, hotels, cruises, and other travel products exclusively for Costco members (offered in the U.S., Canada, and the U.K.).

We have direct buying relationships with many producers of brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. The COVID-19 pandemic created unprecedented supply constraints, including disruptions and delays that have impacted and could continue to impact the flow and availability of certain products. When sources of supply become unavailable, we seek alternatives. We also purchase and manufacture private-label merchandise, as long as quality and member demand are high and the value to our members is significant.
Certain financial information for our segments and geographic areas is included in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Membership
Our members may utilize their memberships at all of our warehouses and websites. Gold Star memberships are available to individuals; Business memberships are limited to businesses, including individuals with a business license, retail sales license, or comparable document. Business members may add additional cardholders (affiliates), to which the same annual fee applies. Affiliates are not available for Gold Star members. Our annual fee for these memberships is $60 in the U.S. and varies in other countries. All paid memberships include a free household card.
Our member renewal rate was 93% in the U.S. and Canada and 90% worldwide at the end of 2022. The majority of members renew within six months following their renewal date. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date. At the end of 2020, we standardized our membership count methodology globally to be consistent with the U.S. and Canada, which resulted in the addition to the count of approximately 2.0 million total cardholders for 2020, of which 1.3 million were paid members. Membership fee income and the renewal rate calculations were not affected. Our membership was made up of the following (in thousands):

	2022	2021	2020
Gold Star	54,000	50,200	46,800
Business, including affiliates	11,800	11,500	11,300
Total paid members	65,800	61,700	58,100
Household cards	53,100	49,900	47,400
Total cardholders	118,900	111,600	105,500
Paid cardholders (except affiliates) are eligible to upgrade to an Executive membership in the U.S., for an additional annual fee of $60. Executive memberships are also available in Canada, Mexico, the U.K., Japan, Korea, and Taiwan, for which the additional fee varies. Executive members earn a 2% reward on qualified purchases (generally up to a maximum reward of $1,000 per year), redeemable at Costco warehouses. This program also offers (except in Mexico and Korea) access to additional savings and benefits on various business and consumer services, such as auto and home insurance, the Costco auto purchase program, and check printing. These services are generally provided by third parties and vary by state and country. Executive members totaled 29.1 million and represented 57% of paid members (excluding affiliates) in the U.S. and Canada, and 22% of paid members (excluding affiliates) in our Other International operations. The sales penetration of Executive members represented approximately 71% of worldwide net sales in 2022.

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
Employee Base
At the end of 2022, we employed 304,000 employees worldwide. The large majority (approximately 95%) is employed in our membership warehouses and distribution channels, and less than 10% are represented by unions. We also utilize seasonal employees during peak periods. The total number of employees by segment is:

	Number of Employees
	2022	2021	2020
United States	202,000	192,000	181,000
Canada	50,000	47,000	46,000
Other International	52,000	49,000	46,000
Total employees	304,000	288,000	273,000

Growth and Engagement
We believe that our warehouses are among the most productive in the retail industry, owing in substantial part to the commitment and efficiency of our employees. We seek to provide them not merely with employment but careers. Many attributes of our business contribute to the objective; the more significant include: competitive compensation and benefits for those working in our membership warehouses and distributions channels; a commitment to promoting from within; and maintaining a ratio of at least 50% of our employee base being full-time employees. These attributes contribute to what we consider, especially for the industry, a high retention rate. In 2022, in the U.S. that rate was approximately 90% for employees who have been with us for at least one year.
Diversity, Equity and Inclusion
The commitment to “Take Care of Our Employees” is also the foundation of our approach to diversity, equity and inclusion and creating an inclusive and respectful workplace. In 2022, we appointed a new Chief Diversity and Inclusion Officer. Embracing differences is important to the growth of our Company. It leads to more opportunities, innovation, and employee satisfaction and connects us to the communities where we do business.
Well Being
In October 2021, we provided an increase of a minimum of $0.50 per hour for U.S. and Canada wage scales. In March 2022, we provided certain compensation increases, including a $0.75 per hour increase to the top of the U.S. wage scales, increased the starting wage to $17.50, and granted our employees one additional day of paid time off. In July 2022, we provided an additional increase to the top of the U.S. wage scales of $0.50 per hour. Costco is firmly committed to helping protect the health and safety of our members and employees and to serving our communities. As the global effect of COVID-19 continues to evolve, we are closely monitoring the changing situation and complying with public health guidance.
For more detailed information regarding our programs and initiatives, see “Employees” within our Sustainability Commitment (located on our website). This report and other information on our website are not incorporated by reference into and do not form any part of this Annual Report.

Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location, convenience, distribution strategy, and customer service. We compete on a worldwide basis with global, national, and regional wholesalers and retailers, including supermarkets, supercenters, internet retailers, gasoline stations, hard discounters, department and specialty stores, and operators selling a single category or narrow range of merchandise. Walmart, Target, Kroger, and Amazon are among our significant general merchandise retail competitors in the U.S. We also compete with other warehouse clubs, including Walmart’s Sam’s Club and BJ’s Wholesale Club. Many of the major metropolitan areas in the U.S. and certain of our Other International locations have multiple competing clubs.
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
We have a code of ethics for senior financial officers, pursuant to Section 406 of the Sarbanes-Oxley Act. Copies of the code are available free of charge by writing to Secretary, Costco Wholesale Corporation, 999 Lake Drive, Issaquah, WA 98027. If the Company makes any amendments to this code (other than technical, administrative, or non-substantive amendments) or grants any waivers, including implicit waivers, to the Chief Executive Officer, Chief Financial Officer or principal accounting officer and controller, we will disclose (on our website or in a Form 8-K report filed with the SEC) the nature of the amendment or waiver, its effective date, and to whom it applies.

Information about our Executive Officers
The executive officers of Costco, their position, and ages are listed below. All have over 25 years of service with the Company, with the exception of Mr. Sullivan who has 21 years of service.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	Chief Executive Officer. Mr. Jelinek has been a director since February 2010. Mr. Jelinek previously was President and CEO from January 2012 to February 2022. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	70
Ron M. Vachris	President and Chief Operating Officer. Mr. Vachris has been a director since February 2022. Mr. Vachris previously served as Executive Vice President of Merchandising from June 2016 to January 2022, as Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region, from 2010 to July 2015.	2016	57
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	66
Jim C. Klauer	Executive Vice President, Chief Operating Officer, Northern Division. Mr. Klauer was Senior Vice President, Non-Foods and E-commerce Merchandise, from 2013 to January 2018.	2018	60
Patrick J. Callans	Executive Vice President, Administration. Mr. Callans was Senior Vice President, Human Resources and Risk Management, from 2013 to December 2018.	2019	60
Russ D. Miller	Senior Executive Vice President, U.S. Operations. Mr. Miller was Executive Vice President, Chief Operating Officer, Southern Division and Mexico, from January 2018 to May 2022. Mr. Miller was Senior Vice President, Western Canada Region, from 2001 to January 2018.	2018	65
James P. Murphy	Executive Vice President, Chief Operating Officer, International Division. Mr. Murphy was Senior Vice President, International, from 2004 to October 2010. Mr. Murphy is retiring from the Company at the end of calendar year 2022.	2011	69
Timothy L. Rose	Executive Vice President, Ancillary Businesses, Manufacturing, and Business Centers. Mr. Rose was Senior Vice President, Merchandising, Foods and Sundries and Private Label, from 1995 to December 2012. Mr. Rose is retiring from the Company effective November, 2022.	2013	70
Yoram B. Rubanenko	Executive Vice President, Chief Operating Officer, Eastern Division. Mr. Rubanenko was Senior Vice President and General Manager, Southeast Region, from 2013 to September 2021, and Vice President, Regional Operations Manager for the Northeast Region, from 1998 to 2013.	2021	58
John Sullivan	Executive Vice President, General Counsel & Corporate Secretary. Mr. Sullivan has been General Counsel since 2016 and Corporate Secretary since 2010.	2021	62
Claudine E. Adamo	Executive Vice President, Merchandising. Ms. Adamo was Senior Vice President, Non Foods, from 2018 to February 2022, and Vice President, Non Foods, from 2013 to 2018.	2022	52
Caton Frates	Executive Vice President, Chief Operating Officer, Southwest Division. Mr. Frates was Senior Vice President, Los Angeles Division, from 2015 to May 2022.	2022	54
Pierre Riel	Executive Vice President, Chief Operating Officer, International Division. Mr. Riel was Senior Vice President, Country Manager, Canada, from 2019 to March 2022, and Senior Vice President, Eastern Canada Region, from 2001 to 2019.	2022	59

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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 87% and 85% of net sales and operating income in 2022, respectively. Within the U.S., we are highly dependent on our California operations, which comprised 28% of U.S. net sales in 2022. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality and innovative new products.
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
We depend on the orderly operation of the merchandise receiving and distribution process, primarily through our depots. We also rely upon processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items. Although we believe that our operations are efficient, disruptions due to fires, tornadoes, hurricanes, earthquakes, pandemics or other extreme weather conditions or catastrophic events, labor issues or other shipping problems may result in delays in the production and delivery of merchandise to our warehouses, which could adversely affect sales and the satisfaction of our members. Our e-commerce operations depend heavily on third-party and in-house logistics providers and is negatively affected when these providers are unable to provide services in a timely fashion.
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
Increased security threats and more sophisticated cyber misconduct pose a risk to our systems, networks, products and services. We rely upon IT systems and networks, some of which are managed by third parties, in connection with virtually all of our business activities. Additionally, we collect, store and process sensitive information relating to our business, members, suppliers and employees. Operating these IT systems and networks, and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Increased remote work has also increased the possible attack surfaces. Threats designed to gain unauthorized access to systems, networks and data, both ours and third parties with whom we work, are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks have emerged as particularly prominent, including as vectors for ransomware attacks, which have increased in breadth and frequency. While we train our employees as part of our security efforts, that training cannot be completely effective. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. It is possible that our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host confidential information, could have vulnerabilities, which could go unnoticed for a period of time. While our cybersecurity and compliance efforts seek to mitigate such risks, there can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing, will be sufficient to protect our systems, information or other property.
The potential impacts of a material cybersecurity attack include reputational damage, litigation, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in IT systems and increased cybersecurity protection and remediation costs. This could adversely affect our competitiveness, results of operations and financial condition and, critically in light of our business model, loss of member confidence. Further, the insurance coverage we maintain and indemnification arrangements with third-parties may be inadequate to cover claims, costs, and liabilities relating to cybersecurity incidents. In addition, data we collect, store and process is subject to a variety of U.S. and international laws and regulations, such as the European Union's General Data Protection Regulation, California Consumer Privacy Act, Health Insurance Portability and Accountability Act, and other privacy and cybersecurity laws across the various states and around the globe, which may carry significant potential penalties for noncompliance.

We are subject to payment-related risks.
We accept payments using a variety of methods, including select credit and debit cards, cash and checks, co-brand cardholder rebates, Executive member 2% reward certificates, and our shop card. As we offer new payment options to our members, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related acceptance fees, along with additional transaction processing fees. We rely on third parties to provide payment transaction processing services for credit and debit cards and our shop card. It could disrupt our business if these parties become unwilling or unable to provide these services to us. We are also subject to fee increases by these service providers.
We must comply with evolving payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers. For example, we are subject to Payment Card Industry Data Security Standards, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. If our internal systems are breached or compromised, we may be liable for card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept card payments from our members, and our business and operating results could be adversely affected.
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
Our success depends on the continued contributions of our employees, including members of our senior management and other key operations, IT, merchandising and administrative personnel. Failure to identify and implement a succession plan for senior management could negatively impact our business. We must attract, train and retain a large and growing number of qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including the continuing impacts of the pandemic, regulatory changes, prevailing wage rates, union relations and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.
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
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes and uncertainties related to government fiscal and tax policies including changes in tax rates, duties, tariffs, or other restrictions, sovereign debt crises, pandemics and other health crises, and other economic factors could adversely affect demand for our products and services, require a change in product mix, or impact the cost of or ability to purchase inventory. Additionally, actions in various countries, particularly China and the United States, have affected the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to potential cost increases. Higher tariffs could adversely impact our results.
Prices of certain commodities, including gasoline and consumable goods used in manufacturing and our warehouse retail operations, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary pressures, labor costs, competition, market speculation, government regulations, taxes and periodic delays in delivery. Rapid and significant changes in commodity prices and our ability and desire to pass them through to our members may affect our sales and profit margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by events like the outbreak of hostilities, including but not limited to the Ukraine conflict, or acts of terrorism.
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
During 2022, our international operations, including Canada, generated 27% and 32% of our net sales and operating income, respectively. Our international operations have accounted for an increasing portion of our warehouses, and we plan to continue international growth. To prepare our consolidated financial statements, we translate the financial statements of our international operations from local currencies into U.S. dollars using current exchange rates. Future fluctuations in exchange rates that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operations and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign exchange rates may increase.
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
Natural disasters and extreme weather conditions, including those impacted by climate change, such as hurricanes, typhoons, floods, earthquakes, wildfires, droughts; acts of terrorism or violence, including active shooter situations; energy shortages; public health issues, including pandemics and quarantines, particularly in California or Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to our properties, limitations on store operating hours, less frequent visits by members to physical locations, the temporary closure of warehouses, depots, manufacturing or home office facilities, the temporary lack of an adequate work force, disruptions to our IT systems, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots, and the temporary reduction in the availability of products in our warehouses. Public health issues, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of suppliers or members, or have an adverse impact on consumer spending and confidence levels. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
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
We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. Government regulations limiting carbon dioxide and other greenhouse gas emissions may increase compliance and merchandise costs, and other regulation affecting energy inputs could materially affect our profitability. As the economy transitions to lower carbon intensity we cannot guarantee that we will make adequate investments or successfully implement strategies that will effectively achieve our climate-related goals, which could lead to negative perceptions among members and other stakeholders and result in reputational harm. Climate change, extreme weather conditions, wildfires, droughts and rising sea levels could affect our ability to procure commodities at costs and in quantities we currently experience.
We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and increased regulations. More stringent fuel economy standards and public policies aimed at increasing the adoption of zero-emission and alternative fuel vehicles and other regulations related to climate change will affect our future operations and may adversely impact our profitability, and require significant capital expenditures.
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
At the end of 2022, we operated 260 warehouses outside of the U.S., and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political and economic conditions, regulatory constraints, currency regulations, policy changes such as the withdrawal of the U.K. from the European Union, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade (including tariffs and trade sanctions), monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities in locations which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and difficulty in enforcing intellectual property rights.
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

Item 1B—Unresolved Staff Comments
None.
Item 2—Properties
Warehouse Properties
At August 28, 2022, we operated 838 membership warehouses:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	466	112	578
Canada	90	17	107
Other International	105	48	153
Total	661	177	838
_______________
(1)126 of the 177 leases are land-only leases, where Costco owns the building.
At the end of 2022, our warehouses contained approximately 122.5 million square feet of operating floor space: 85.4 million in the U.S.; 15.2 million in Canada; and 21.9 million in Other International. Total square feet associated with distribution and logistics facilities were approximately 31.0 million. Additionally, we operate various processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items.

Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On September 27, 2022, we had 10,279 stockholders of record.
Payment of dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase activity for the fourth quarter of 2022 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 9—June 5, 2022	98,000	$463.77	98,000	$2,947
June 6—July 3, 2022	98,000	467.53	98,000	2,901
July 4—July 31, 2022	89,000	512.08	89,000	2,856
August 1—August 28, 2022	88,000	545.08	88,000	2,808
Total fourth quarter	373,000	$495.49	373,000
_______________
(1)The repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.

Performance Graph
The following graph compares the cumulative total shareholder return assuming reinvestment of dividends on an investment of $100 in Costco common stock, S&P 500 Index, and the S&P 500 Retail Index over the five years from September 3, 2017, through August 28, 2022.

Comparison of 5-Year Cumulative Total Returns
Dollars
400
300
200
100
0
9/3/17
9/2/18
9/1/19
8/30/20
8/29/21
8/28/22
Costco
S&P 500
S&P 500 Retail

The following graph provides information concerning average sales per warehouse over a 10-year period.

		Average Sales Per Warehouse*
		(Sales In Millions)
Year Opened	# of Whses
2022	23										$150
2021	20									$140	158
2020	13								$132	152	184
2019	20							$129	138	172	208
2018	21						$116	119	141	172	202
2017	26					$121	142	158	176	206	237
2016	29				$87	97	118	131	145	173	204
2015	23			$83	85	94	112	122	136	163	189
2014	30		$108	109	115	125	140	144	155	182	208
2013 & Before	633	$160	167	168	167	173	186	193	203	230	261
Totals	838	160	164	162	159	163	176	182	192	217	245
		2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
		Fiscal Year
*First year sales annualized.
2017 was a 53-week fiscal year but it has been normalized for purposes of comparability

Item 6—Reserved

Item 7—Management's Discussion and Analysis of Financial Conditions and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2022 compared to 2021. For discussion related to the results of operations and changes in financial condition for 2021 compared to 2020 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2021 Form 10-K, which was filed with the United States Securities and Exchange Commission (SEC) on October 6, 2021.
Overview
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (e-commerce, business centers, travel and other). We define comparable sales as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce websites operating for more than one year. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations); inflation and changes in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage our SG&A expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Merchandise costs in 2022 were impacted by inflation higher than what we have experienced in recent years. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to cost increases. Those strategies can include, but are not limited to, working with our suppliers to share in absorbing cost increases, earlier-than-usual purchasing and in greater volumes, offering seasonal merchandise outside its season, as well as passing cost increases on to our members. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin and gross margin as a percentage of net sales (gross margin percentage).
We believe our gasoline business enhances traffic in our warehouses, but it generally has a lower gross margin percentage relative to our non-gasoline business. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline business. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-

term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, actions in various countries, particularly China and the United States, have affected the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Higher tariffs could adversely impact our results.
We also achieve net sales growth by opening new warehouses. As our warehouse base grows, available and desirable sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are continuing to decline in significance as they relate to the results of our total operations. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business growth, domestically and internationally, has also increased our sales but it generally has a lower gross margin percentage relative to our warehouse operations. E-commerce sales growth slowed in 2022 compared to 2021 and 2020.
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
Our operating model is generally the same across our U.S., Canadian, and Other International operating segments (see Note 11 to the consolidated financial statements included in Item 8 of this Report). Certain operations in the Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of sales, less or no direct membership warehouse competition, or lack e-commerce or business delivery.
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are the differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars. This impact of foreign-exchange rate changes is calculated based on the difference between the current period's currency exchange rates and that of the comparable prior period. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current period's average price per gallon sold and that of the comparable prior period.
Our fiscal year ends on the Sunday closest to August 31. References to 2022, 2021, and 2020 relate to the 52-week fiscal years ended August 28, 2022, August 29, 2021, and August 30, 2020, respectively. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.

Highlights for 2022 versus 2021 include:
•We opened 26 new warehouses, including 3 relocations: 14 net new in the U.S., 2 net new in our Canadian segment, and 7 new in our Other International segment, compared to 22 new warehouses, including 2 relocations in 2021;
•Net sales increased 16% to $222,730 driven by a 14% increase in comparable sales and sales at new warehouses opened in 2021 and 2022;
•Membership fee revenue increased 9% to $4,224, driven by new member sign-ups, upgrades to Executive membership, and an increase in our renewal rate;
•Gross margin percentage decreased 65 basis points, driven primarily by our core merchandise categories and a LIFO charge for higher merchandise costs;
•SG&A expenses as a percentage of net sales decreased 77 basis points, primarily due to leveraging increased sales and ceasing of incremental wages related to COVID-19, despite additional wage and benefits increases;
•We incurred a one-time $77 pretax charge, primarily related to granting our employees one additional day of paid time off in March 2022;
•The effective tax rate in 2022 was 24.6% compared to 24.0% in 2021;
•Net income increased 17% to $5,844, or $13.14 per diluted share compared to $5,007, or $11.27 per diluted share in 2021;
•In June 2022, the Company paid a cash dividend of $208 and purchased the remaining equity interest of its Taiwan operations from its former joint-venture partner for $842, totaling $1,050 in the aggregate; and
•In April 2022, the Board of Directors approved an increase in the quarterly cash dividend from $0.79 to $0.90 per share.

COVID-19
The COVID-19 pandemic continued to impact our business during 2022, albeit to a lesser extent. COVID-related and other supply and logistics constraints have continued to adversely affect some merchandise categories and are expected to do so for the foreseeable future. During 2021, we paid $515 in incremental wages related to COVID-19, which ceased in February 2021.

RESULTS OF OPERATIONS
Net Sales

	2022	2021	2020
Net Sales	$222,730	$192,052	$163,220
Increases in net sales:
U.S.	17%	16%	9%
Canada	16%	22%	5%
Other International	10%	23%	13%
Total Company	16%	18%	9%
Increases in comparable sales:
U.S.	16%	15%	8%
Canada	15%	20%	5%
Other International	7%	19%	9%
Total Company	14%	16%	8%
Increases in comparable sales excluding the impact of changes in foreign currency and gasoline prices:
U.S.	10%	14%	9%
Canada	12%	12%	7%
Other International	10%	13%	11%
Total Company	11%	13%	9%
Net Sales
Net sales increased $30,678 or 16% during 2022. The improvement was attributable to an increase in comparable sales of 14%, and sales at new warehouses opened in 2021 and 2022. Sales increased $15,830 in core merchandise categories and $14,848 in warehouse ancillary and other businesses. The rate of increase was strongest in our gasoline, business centers, and travel businesses. Sales continued to be impacted by inflation, higher than what we experienced in previous fiscal years.
During 2022, higher gasoline prices positively impacted net sales by $9,230, 481 basis points, compared to 2021, with a 42% increase in the average price per gallon. The volume of gasoline sold increased approximately 22%, positively impacting net sales by $3,847, 200 basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $1,762, 92 basis points, compared to 2021, attributable primarily to our Other International operations.
Comparable Sales
Comparable sales increased 14% during 2022 and were positively impacted by increases in shopping frequency and average ticket, which includes the effects of inflation and changes in foreign currency. E-commerce comparable sales increased 10% during 2022, including inflation.

Membership Fees

	2022	2021	2020
Membership fees	$4,224	$3,877	$3,541
Membership fees increase	9%	9%	6%
Membership fee revenue increased 9% in 2022, driven by new member sign-ups and upgrades to Executive membership. Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees by $42, compared to 2021. At the end of 2022, our member renewal rates were 93% in the U.S. and Canada and 90% worldwide. Renewal rates continue to benefit from more members auto renewing and increased penetration of Executive members, who on average renew at a higher rate. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period.
Gross Margin

	2022	2021	2020
Net sales	$222,730	$192,052	$163,220
Less merchandise costs	199,382	170,684	144,939
Gross margin	$23,348	$21,368	$18,281
Gross margin percentage	10.48%	11.13%	11.20%
Total gross margin percentage decreased 65 basis points compared to 2021. Excluding the impact of gasoline price inflation on net sales, gross margin was 10.94%, a decrease of 19 basis points. This was primarily due to a 33 basis-point decrease in core merchandise categories, predominantly driven by decreases in fresh foods and foods and sundries, and 19 basis points due to a LIFO charge for higher merchandise costs. Gross margin was also negatively impacted by one basis point due to increased 2% rewards. Warehouse ancillary and other businesses positively impacted gross margin by 29 basis points, predominantly gasoline, partially offset by e-commerce. Gross margin was positively impacted by five basis points due to the net impact of ceasing incremental wages related to COVID-19 and the negative impact of a one-time charge related to granting our employees one additional day of paid time off. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $176, compared to 2021, primarily attributable to our Other International Operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 27 basis points. The decrease was across all categories, most significantly in fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased across all segments. All segments were negatively impacted due to decreases in core merchandise categories, partially offset by increases in warehouse ancillary and other businesses. Gross margin in our U.S. segment was also negatively impacted by the LIFO charge. Our Other International segment was negatively impacted by increased 2% rewards. All segments benefited from the ceasing of incremental wages related to COVID-19.

Selling, General and Administrative Expenses

	2022	2021	2020
SG&A expenses	$19,779	$18,537	$16,387
SG&A expenses as a percentage of net sales	8.88%	9.65%	10.04%
SG&A expenses as a percentage of net sales decreased 77 basis points compared to 2021. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was 9.26%, a decrease of 39 basis points. Warehouse operations and other businesses were lower by 17 basis points, largely attributable to leveraging increased sales. This includes the impact of the starting wage increase we instituted in October 2021, as well the increased wages and benefits that were effective on March 14, 2022, and July 4, 2022. SG&A expenses was benefited by a net of 16 basis points due to the positive impact of ceasing incremental wages related to COVID-19, partially offset by higher write-offs of certain information technology assets, and expenses related to granting our employees one additional day of paid time off. Central operating costs were lower by five basis points, and stock compensation expense was lower by one basis point. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $148, compared to 2021, primarily attributable to our Other International operations.
Interest Expense

	2022	2021	2020
Interest expense	$158	$171	$160
Interest expense primarily relates to Senior Notes and financing leases. Interest expense decreased in 2022 due to repayment of the 2.300% Senior Notes on December 1, 2021. For more information on our debt arrangements, refer to the consolidated financial statements included in Item 8 of this Report.
Interest Income and Other, Net

	2022	2021	2020
Interest income	$61	$41	$89
Foreign-currency transaction gains, net	106	56	7
Other, net	38	46	(4)
Interest income and other, net	$205	$143	$92
The increase in interest income in 2022 was primarily due to higher global interest rates. Foreign-currency transaction gains, net, include revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Note 1 to the consolidated financial statements included in Item 8 of this Report.

Provision for Income Taxes

	2022	2021	2020
Provision for income taxes	$1,925	$1,601	$1,308
Effective tax rate	24.6%	24.0%	24.4%
The effective tax rate for 2022 was impacted by net discrete tax benefits of $130. This included $94 of excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.2% for 2022.
The effective tax rate for 2021 was impacted by net discrete tax benefits of $163. This included $75 of excess tax benefits related to stock compensation, $70 related to the special cash dividend paid through our 401(k) plan, and $19 related to a reduction in the valuation allowance against certain deferred tax assets. Excluding net discrete tax benefits, the tax rate was 26.4% for 2021.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2022	2021	2020
Net cash provided by operating activities	$7,392	$8,958	$8,861
Net cash used in investing activities	(3,915)	(3,535)	(3,891)
Net cash used in financing activities	(4,283)	(6,488)	(1,147)
Our primary sources of liquidity are cash flows generated from our operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $11,049 and $12,175 at the end of 2022 and 2021, respectively. Of these balances, unsettled credit and debit card receivables represented approximately $2,010 and $1,816 at the end of 2022 and 2021. These receivables generally settle within four days. Changes in foreign exchange rates impacted cash and cash equivalents negatively by $249 in 2022, and positively by $46 and $70 in 2021 and 2020.
Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and construction and land purchase obligations. See Notes 4 and 5 to the consolidated financial statements included in Item 8 of this Report for amounts outstanding on August 28, 2022, related to debt and leases.
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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $7,392 in 2022, compared to $8,958 in 2021. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including how fast inventory is sold, the forward deployment of inventory to accelerate delivery times, payment terms with our suppliers, and early payments to obtain discounts from suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $3,915 in 2022, compared to $3,535 in 2021, and is primarily related to capital expenditures. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditures
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In 2022, we spent $3,891 on capital expenditures, and it is our current intention to spend approximately $3,800 to $4,000 during fiscal 2023. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 26 new warehouses, including three relocations, in 2022, and plan to open approximately up to 29 additional new warehouses, including four relocations, in 2023. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs or based on the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $4,283 in 2022, compared to $6,488 in 2021. Cash flows used in financing activities primarily related to the payment of dividends, payments to our former joint-venture partner for a dividend and the purchase of their equity interest in Taiwan, totaling $1,050 in the aggregate, repayments of our 2.300% Senior Notes, repurchases of common stock, and withholding taxes on stock awards.
Stock Repurchase Programs
During 2022 and 2021, we repurchased 863,000 and 1,358,000 shares of common stock, at average prices of $511.46 and $364.39, respectively, totaling approximately $442 and $495, respectively. These amounts may differ from the stock repurchase balances in the accompanying consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year. Purchases are made from time-to-time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $2,808 at the end of 2022.
Dividends
Cash dividends declared in 2022 totaled $3.38 per share, as compared to $12.98 per share in 2021. Dividends in 2021 included a special dividend of $10.00 per share, aggregating approximately $4,430. In April 2022, the Board of Directors increased our quarterly cash dividend from $0.79 to $0.90 per share.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At August 28, 2022, we had borrowing capacity under these facilities of $1,257. Our international operations maintain $773 of this capacity under bank credit facilities, of which $176 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities were $88 and $41 at the end of 2022 and 2021.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $224. The outstanding commitments under these facilities at the end of 2022 totaled $184, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to seek to limit exposures arising from very large losses. We use different risk management mechanisms, including a wholly-owned captive insurance subsidiary, and participate in a reinsurance program. Liabilities associated with the risks that we retain are not discounted and are estimated by using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The costs of claims are highly unpredictable and can fluctuate as a result of inflation rates, regulatory or legal changes, and unforeseen developments in claims. While we believe our estimates are reasonable and provide for a certain degree of coverage to account for these variables, actual claims and costs could differ significantly from recorded liabilities. Historically, adjustments to our estimates have not been material.
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
A 100 basis point change in interest rates as of the end of 2022 would have had an immaterial incremental change in fair market value. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2022, long-term debt with fixed interest rates was $6,590. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
Foreign Currency Risk
Our foreign subsidiaries conduct certain transactions in non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of these fluctuations on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. For additional information related to the Company's forward foreign-exchange contracts, see Notes 1 and 3 to the consolidated financial statements included in Item 8 of this Report. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at August 28, 2022, would have decreased the fair value of the contracts by $128 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
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
COSTCO WHOLESALE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries (the Company) as of August 28, 2022, and August 29, 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the 52-week periods ended August 28, 2022, August 29, 2021, and August 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 28, 2022, and August 29, 2021, and the results of its operations and its cash flows for each of the 52-week periods ended August 28, 2022, August 29, 2021, and August 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 4, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of workers' compensation self-insurance liabilities
As discussed in Note 1 to the consolidated financial statements, the Company estimates its self-insurance liabilities by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated self-insurance liabilities as of August 28, 2022, were $1,364 million, a portion of which related to workers’ compensation self-insurance liabilities for the United States operations.
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
October 4, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Costco Wholesale Corporation and subsidiaries’ (the Company) internal control over financial reporting as of August 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 28, 2022, and August 29, 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the 52-week periods ended August 28, 2022, August 29, 2021, and August 30, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated October 4, 2022, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
October 4, 2022

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended
	August 28, 2022	August 29, 2021	August 30, 2020
REVENUE
Net sales	$222,730	$192,052	$163,220
Membership fees	4,224	3,877	3,541
Total revenue	226,954	195,929	166,761
OPERATING EXPENSES
Merchandise costs	199,382	170,684	144,939
Selling, general and administrative	19,779	18,537	16,387
Operating income	7,793	6,708	5,435
OTHER INCOME (EXPENSE)
Interest expense	(158)	(171)	(160)
Interest income and other, net	205	143	92
INCOME BEFORE INCOME TAXES	7,840	6,680	5,367
Provision for income taxes	1,925	1,601	1,308
Net income including noncontrolling interests	5,915	5,079	4,059
Net income attributable to noncontrolling interests	(71)	(72)	(57)
NET INCOME ATTRIBUTABLE TO COSTCO	$5,844	$5,007	$4,002
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$13.17	$11.30	$9.05
Diluted	$13.14	$11.27	$9.02
Shares used in calculation (000’s)
Basic	443,651	443,089	442,297
Diluted	444,757	444,346	443,901

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended
	August 28, 2022	August 29, 2021	August 30, 2020
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$5,915	$5,079	$4,059
Foreign-currency translation adjustment and other, net	(721)	181	162
Comprehensive income	5,194	5,260	4,221
Less: Comprehensive income attributable to noncontrolling interests	36	93	80
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$5,158	$5,167	$4,141

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	August 28, 2022	August 29, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,203	$11,258
Short-term investments	846	917
Receivables, net	2,241	1,803
Merchandise inventories	17,907	14,215
Other current assets	1,499	1,312
Total current assets	32,696	29,505
OTHER ASSETS
Property and equipment, net	24,646	23,492
Operating lease right-of-use assets	2,774	2,890
Other long-term assets	4,050	3,381
TOTAL ASSETS	$64,166	$59,268
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$17,848	$16,278
Accrued salaries and benefits	4,381	4,090
Accrued member rewards	1,911	1,671
Deferred membership fees	2,174	2,042
Current portion of long-term debt	73	799
Other current liabilities	5,611	4,561
Total current liabilities	31,998	29,441
OTHER LIABILITIES
Long-term debt, excluding current portion	6,484	6,692
Long-term operating lease liabilities	2,482	2,642
Other long-term liabilities	2,555	2,415
TOTAL LIABILITIES	43,519	41,190
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 442,664,000 and 441,825,000 shares issued and outstanding	2	4
Additional paid-in capital	6,884	7,031
Accumulated other comprehensive loss	(1,829)	(1,137)
Retained earnings	15,585	11,666
Total Costco stockholders’ equity	20,642	17,564
Noncontrolling interests	5	514
TOTAL EQUITY	20,647	18,078
TOTAL LIABILITIES AND EQUITY	$64,166	$59,268
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 1, 2019	439,625	$4	$6,417	$(1,436)	$10,258	$15,243	$341	$15,584
Net income	—	—	—	—	4,002	4,002	57	4,059
Foreign-currency translation adjustment and other, net	—	—	—	139	—	139	23	162
Stock-based compensation	—	—	621	—	—	621	—	621
Release of vested restricted stock units (RSUs), including tax effects	2,273	—	(330)	—	—	(330)	—	(330)
Repurchases of common stock	(643)	—	(10)	—	(188)	(198)	—	(198)
Cash dividends declared and other	—	—	—	—	(1,193)	(1,193)	—	(1,193)
BALANCE AT AUGUST 30, 2020	441,255	4	6,698	(1,297)	12,879	18,284	421	18,705
Net income	—	—	—	—	5,007	5,007	72	5,079
Foreign-currency translation adjustment and other, net	—	—	—	160	—	160	21	181
Stock-based compensation	—	—	668	—	—	668	—	668
Release of vested RSUs, including tax effects	1,928	—	(312)	—	—	(312)	—	(312)
Repurchases of common stock	(1,358)	—	(23)	—	(472)	(495)	—	(495)
Cash dividends declared	—	—	—	—	(5,748)	(5,748)	—	(5,748)
BALANCE AT AUGUST 29, 2021	441,825	4	7,031	(1,137)	11,666	17,564	514	18,078
Net income	—	—	—	—	5,844	5,844	71	5,915
Foreign-currency translation adjustment and other, net	—	—	—	(686)	—	(686)	(35)	(721)
Stock-based compensation	—	—	728	—	—	728	—	728
Release of vested RSUs, including tax effects	1,702	—	(363)	—	—	(363)	—	(363)
Dividend to noncontrolling interest	—	—	—	—	—	—	(208)	(208)
Acquisition of noncontrolling interest	—	—	(499)	(6)	—	(505)	(337)	(842)
Repurchases of common stock	(863)	—	(15)	—	(427)	(442)	—	(442)
Cash dividends declared and other	—	(2)	2	—	(1,498)	(1,498)	—	(1,498)
BALANCE AT AUGUST 28, 2022	442,664	$2	$6,884	$(1,829)	$15,585	$20,642	$5	$20,647
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended
	August 28, 2022	August 29, 2021	August 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$5,915	$5,079	$4,059
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,900	1,781	1,645
Non-cash lease expense	377	286	194
Stock-based compensation	724	665	619
Other non-cash operating activities, net	76	85	42
Deferred income taxes	(37)	59	104
Changes in operating assets and liabilities:
Merchandise inventories	(4,003)	(1,892)	(791)
Accounts payable	1,891	1,838	2,261
Other operating assets and liabilities, net	549	1,057	728
Net cash provided by operating activities	7,392	8,958	8,861
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,121)	(1,331)	(1,626)
Maturities and sales of short-term investments	1,145	1,446	1,678
Additions to property and equipment	(3,891)	(3,588)	(2,810)
Acquisitions	—	—	(1,163)
Other investing activities, net	(48)	(62)	30
Net cash used in investing activities	(3,915)	(3,535)	(3,891)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	3,992
Repayments of long-term debt	(800)	(94)	(3,200)
Tax withholdings on stock-based awards	(363)	(312)	(330)
Repurchases of common stock	(439)	(496)	(196)
Cash dividend payments	(1,498)	(5,748)	(1,479)
Dividend to noncontrolling interest	(208)	—	—
Acquisition of noncontrolling interest	(842)	—	—
Other financing activities, net	(133)	162	66
Net cash used in financing activities	(4,283)	(6,488)	(1,147)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(249)	46	70
Net change in cash and cash equivalents	(1,055)	(1,019)	3,893
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	11,258	12,277	8,384
CASH AND CASH EQUIVALENTS END OF YEAR	$10,203	$11,258	$12,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$145	$149	$124
Income taxes, net	$1,940	$1,527	$1,052
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Capital expenditures included in liabilities	$156	$184	$204
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At August 28, 2022, Costco operated 838 warehouses worldwide: 578 in the United States (U.S.) located in 46 states, Washington, D.C., and Puerto Rico, 107 in Canada, 40 in Mexico, 31 in Japan, 29 in the United Kingdom (U.K.), 17 in Korea, 14 in Taiwan, 13 in Australia, four in Spain, two each in France and China, and one in Iceland. The Company operates e-commerce websites in the U.S., Canada, U.K., Mexico, Korea, Taiwan, Japan, and Australia.
Basis of Presentation
The consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, and subsidiaries in which it has a controlling interest. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. During 2022, the Company paid a cash dividend of $208 and purchased the equity interest of its Taiwan operations from its former joint-venture partner for $842, totaling $1,050 in the aggregate. The remaining noncontrolling interest represents the portion of equity interests in a consolidated joint venture that is not 100% owned by the Company. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Fiscal Year End
The Company operates on a 52/53-week fiscal year basis with the year ending on the Sunday closest to August 31. References to 2022, 2021, and 2020 relate to the 52-week fiscal years ended August 28, 2022, August 29, 2021, and August 30, 2020, respectively.
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
Reclassification
Reclassifications were made to our 2021 and 2020 consolidated statements of income and cash flows to conform with current year presentation.
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to four days. Credit and debit card receivables were $2,010 and $1,816 at the end of 2022 and 2021.

The Company provides for the daily replenishment of major bank accounts as payments are presented. Included in accounts payable at the end of 2022 and 2021, are $995 and $999 representing the excess of outstanding payments over cash on deposit at the banks on which the payments were drawn.
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
Receivables, Net
Receivables consist primarily of vendor, credit card incentive, reinsurance, third-party pharmacy and other receivables. Vendor receivables include discounts and volume rebates. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor, in which case the receivables are presented on a net basis. Credit card incentive receivables primarily represent amounts earned under the co-branded credit card arrangements in the U.S. and Canada. Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary and primarily represent amounts ceded through reinsurance arrangements gross of the amounts assumed under reinsurance, which are presented within other current liabilities in the consolidated balance sheets. Third-party pharmacy receivables generally relate to amounts due from members’ insurers. Other receivables primarily consist of amounts due from governmental entities, mostly tax-related items.
The valuation allowance related to receivables was not material to our consolidated financial statements at the end of 2022, 2021, and 2020.
Merchandise Inventories
Merchandise inventories consist of the following:

	2022	2021
United States	$13,160	$10,248
Canada	1,966	1,456
Other International	2,781	2,511
Merchandise inventories	$17,907	$14,215
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation or deflation rates and inventory levels have been determined. Due to inflation, a $438 charge was recorded during 2022 to merchandise costs to increase the cumulative LIFO valuation on merchandise inventories at August 28, 2022. An immaterial LIFO charge was recorded in 2021. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the first-in, first-out (FIFO) basis.
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
The Company capitalizes certain computer software and costs incurred in developing or obtaining software for internal use. During development, these costs are included in construction in progress. To the extent that the assets become ready for their intended use, these costs are included in equipment and fixtures and amortized on a straight-line basis over their estimated useful lives. In 2022 and 2021, the Company recognized in SG&A expenses write-offs of $118 and $84 for certain information technology assets.
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change asset function or useful life are capitalized. Assets removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2022 and 2021 were immaterial.
The following table summarizes the Company's property and equipment balances at the end of 2022 and 2021:

	Estimated Useful Lives	2022	2021
Land	N/A	$7,955	$7,507
Buildings and improvements	5-50 years	20,120	19,139
Equipment and fixtures	3-20 years	10,275	9,505
Construction in progress	N/A	1,582	1,507
		39,932	37,658
Accumulated depreciation and amortization		(15,286)	(14,166)
Property and equipment, net		$24,646	$23,492
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. There were no impairment charges recognized in 2022 or 2020. Impairment charges recognized in 2021 were immaterial.
Leases
The Company leases land, buildings, and/or equipment at warehouses and certain other office and distribution facilities. Leases generally contain one or more of the following options, which the Company can exercise at the end of the initial term: (a) renew the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase the property at the then-fair market value; or (c) a right of first refusal in the event of a third-party offer.

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
The Company determines at inception whether a contract is or contains a lease. Non-lease components and the lease components to which they relate are accounted for together as a single lease component for all asset classes. The Company initially records right-of-use (ROU) assets and lease obligations for its finance and operating leases based on the discounted future minimum lease payments over the term. The lease term is defined as the noncancelable period of the lease plus any options to extend when it is reasonably certain that the Company will exercise the option. As the rate implicit in the Company's leases is not easily determinable, the present value of the sum of the lease payments is calculated using the Company's incremental borrowing rate. The rate is determined using a portfolio approach based on the rate of interest the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses quoted interest rates from financial institutions to derive the incremental borrowing rate. Impairment of ROU assets is evaluated in a similar manner as described in Property and Equipment, net above.
The Company's asset retirement obligations (ARO) primarily relate to leasehold improvements that must be removed at the end of a lease. These obligations are generally recorded as a discounted liability, with an offsetting asset at the inception of the lease term, based upon the estimated fair value of the costs to remove the improvements. These liabilities are accreted over time to the projected future value of the obligation. The ARO assets are depreciated using the same depreciation method as the leasehold improvement assets and are included with buildings and improvements. Estimated ARO liabilities associated with these leases are included in other liabilities in the accompanying consolidated balance sheet.
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
Goodwill is included in other long-term assets in the consolidated balance sheets. The following table summarizes goodwill by reportable segment:

	United States	Canada	Other International	Total
Balance at August 30, 2020	$947	$27	$14	$988
Changes in currency translation and other (1)	6	1	1	8
Balance at August 29, 2021	$953	$28	$15	$996
Changes in currency translation	—	(1)	(2)	(3)
Balance at August 28, 2022	$953	$27	$13	$993
____________
(1)Other consists of changes to the purchase price allocation.

Definite-lived intangible assets, which are not material, are included in other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.
Insurance/Self-insurance Liabilities
Claims for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures arising from very large losses. The Company uses different risk management mechanisms, including a wholly-owned captive insurance subsidiary (the captive) and participates in a reinsurance program. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. At the end of 2022 and 2021, these insurance liabilities were $1,364 and $1,257 in the aggregate, respectively, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
The captive receives direct premiums, which are netted against the Company’s premium costs in selling, general and administrative expenses, in the consolidated statements of income. The captive participates in a reinsurance program that includes other third-party participants. The reinsurance agreement is one year in duration, and new agreements are entered into by each participant at their discretion at the commencement of the next calendar year. The participant agreements and practices of the reinsurance program are designed to limit a participating members’ individual risk. Income statement adjustments related to the reinsurance program and related impacts to the consolidated balance sheets are recognized as information becomes known. In the event the Company leaves the reinsurance program, the Company retains its primary obligation to the policyholders for prior activity.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries with functional currencies other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. The aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial at the end of 2022. There were no derivative instruments in a net liability position at the end of 2021. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $1,242 and $1,331 at the end of 2022 and 2021, respectively. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2022 and 2021.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2022, 2021 and 2020.
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
Foreign Currency
The functional currencies of the Company’s international subsidiaries are their local currencies. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments are recorded in accumulated other comprehensive loss. Revenues and expenses of the Company’s consolidated foreign operations are translated at average exchange rates prevailing during the year.
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were $84 in 2022 and immaterial in 2021 and 2020.
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
The Company offers merchandise in the following core merchandise categories: foods and sundries, non-foods, and fresh foods. The Company also provides expanded products and services through warehouse ancillary and other businesses. The majority of revenue from merchandise sales is recognized at the point of sale. Revenue generated through e-commerce or special orders is generally recognized upon shipment to the member. For merchandise shipped directly to the member, shipping and handling costs are expensed as incurred as fulfillment costs and included in merchandise costs in the consolidated statements of income. In certain ancillary businesses, revenue is deferred until the member picks up merchandise at the warehouse. Deferred sales are included in other current liabilities in the consolidated balance sheets.
The Company is the principal for the majority of its transactions and recognizes revenue on a gross basis. The Company is the principal when it has control of the merchandise or service before it is transferred to the member, which generally is established when Costco is primarily responsible for merchandising decisions, pricing discretion, and maintains the relationship with the member, including assurance of member service and satisfaction.
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. Deferred membership fees at the end of 2022 and 2021 were $2,174 and $2,042, respectively.
In most countries, the Company's Executive members qualify for a 2% reward on qualified purchases, subject to an annual maximum value, which does not expire and is redeemable at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the consolidated balance sheets. Estimated breakage is computed based on redemption data. For 2022, 2021, and 2020, the net reduction in sales was $2,307, $2,047, and $1,707 respectively.

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
Citibank, N.A. became the exclusive issuer of co-branded credit cards to U.S. members in June 2016. The Company receives various forms of consideration from Citibank, including a royalty on purchases made on the card outside of Costco. A portion of the royalty is used to fund the rebate that cardholders receive, after taking into consideration breakage, which is calculated based on rebate redemption data. The rebates are issued in February and expire on December 31. The Company also maintains co-branded credit card arrangements in Canada and certain other International subsidiaries.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees (other than fresh foods departments and certain ancillary businesses which are reflected in merchandise costs) as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include substantially all building and equipment depreciation, stock compensation expense, credit and debit card processing fees, utilities, preopening, as well as other operating costs incurred to support warehouse and e-commerce website operations.
Retirement Plans
The Company's 401(k) retirement plan is available to all U.S. employees over the age of 18 who have completed 90 days of employment. The plan allows participants to make wage deferral contributions, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for employees in Canada and contributes a percentage of each employee's wages. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans, which are not material. Amounts expensed under all plans were $824, $748, and $676 for 2022, 2021, and 2020, and are predominantly included in SG&A expenses in the consolidated statements of income.
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
Stock-based compensation expense is predominantly included in SG&A expenses in the consolidated statements of income. Certain stock-based compensation costs are capitalized or included in the cost of merchandise. See Note 7 for additional information on the Company’s stock-based compensation plans.
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

Note 2—Investments
The Company’s investments were as follows:

2022:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$534	$(5)	$529
Held-to-maturity:
Certificates of deposit	317	—	317
Total short-term investments	$851	$(5)	$846

2021:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$375	$6	$381
Held-to-maturity:
Certificates of deposit	536	—	536
Total short-term investments	$911	$6	$917
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the years ended August 28, 2022, and August 29, 2021. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during 2022 or 2021.
The maturities of available-for-sale and held-to-maturity securities at the end of 2022 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$276	$274	$317
Due after one year through five years	197	195	—
Due after five years	61	60	—
Total	$534	$529	$317

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine such fair value.

	Level 2
	2022	2021
Investment in government and agency securities(1)	$529	$393
Forward foreign-exchange contracts, in asset position(2)	34	17
Forward foreign-exchange contracts, in (liability) position(2)	(2)	(2)
Total	$561	$408
 ____________
(1)At August 29, 2021, $12 cash and cash equivalents and $381 short-term investments are included in the consolidated balance sheets.
(2)The asset and the liability values are included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
At August 28, 2022, and August 29, 2021, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during 2022 or 2021.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to nonfinancial assets during 2022 and in 2021 they were immaterial.
Note 4—Debt
Short-Term Borrowings
The Company maintains various short-term bank credit facilities, with a borrowing capacity of $1,257 and $1,050, in 2022 and 2021, respectively. Borrowings on these short-term facilities were immaterial during 2022 and 2021. Short-term borrowings outstanding were $88 and $41 at the end of 2022 and 2021.
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

At the end of 2022 and 2021, the fair value of the Company's long-term debt, including the current portion, was approximately $6,033 and $7,692, respectively. The carrying value of long-term debt consisted of the following:

	2022	2021
2.300% Senior Notes due May 2022	$—	$800
2.750% Senior Notes due May 2024	1,000	1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	590	731
Total long-term debt	6,590	7,531
Less unamortized debt discounts and issuance costs	33	40
Less current portion(1)	73	799
Long-term debt, excluding current portion	$6,484	$6,692
_______________
(1)Net of unamortized debt discounts and issuance costs.
Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2023	$73
2024	1,088
2025	110
2026	81
2027	2,250
Thereafter	2,988
Total	$6,590

Note 5—Leases
The tables below present information regarding the Company's lease assets and liabilities.

	2022	2021
Assets
Operating lease right-of-use assets	$2,774	$2,890
Finance lease assets(1)	1,620	1,000
Total lease assets	$4,394	$3,890
Liabilities
Current
Operating lease liabilities(2)	$239	$222
Finance lease liabilities(2)	245	72
Long-term
Operating lease liabilities	2,482	2,642
Finance lease liabilities(3)	1,383	980
Total lease liabilities	$4,349	$3,916
 _______________
(1)Included in other long-term assets in the consolidated balance sheets.
(2)Included in other current liabilities in the consolidated balance sheets.
(3)Included in other long-term liabilities in the consolidated balance sheets.

	2022	2021
Weighted-average remaining lease term (years)
Operating leases	20	21
Finance leases	17	22
Weighted-average discount rate
Operating leases	2.26%	2.16%
Finance leases	3.97%	4.91%
The components of lease expense, excluding short-term lease costs and sublease income (which were not material), were as follows:

	2022	2021	2020
Operating lease costs(1)	$297	$296	$252
Finance lease costs:
Amortization of lease assets(1)	128	50	31
Interest on lease liabilities(2)	45	37	33
Variable lease costs(1)	157	151	87
Total lease costs	$627	$534	$403
 _______________
(1)Included in selling, general and administrative expenses and merchandise costs in the consolidated statements of income.
(2)Included in interest expense and merchandise costs in the consolidated statements of income.

Supplemental cash flow information related to leases was as follows:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows — operating leases	$277	$282	$258
Operating cash flows — finance leases	45	37	33
Financing cash flows — finance leases	176	67	49
Operating lease assets obtained in exchange for new or modified leases	231	350	354
Financing lease assets obtained in exchange for new or modified leases	794	399	317
As of August 28, 2022, future minimum payments during the next five fiscal years and thereafter are as follows:

	Operating Leases(1)	Finance Leases
2023	$277	$288
2024	256	253
2025	210	280
2026	207	119
2027	186	88
Thereafter	2,332	1,191
Total(2)	3,468	2,219
Less amount representing interest	747	591
Present value of lease liabilities	$2,721	$1,628
 _______________
(1)Operating lease payments have not been reduced by future sublease income of $83.
(2)Excludes $660 of lease payments for leases that have been signed but not commenced.

Note 6—Equity
Dividends
Cash dividends declared in 2022 totaled $3.38 per share, as compared to $12.98 per share in 2021. Dividends in 2021 included a special dividend of $10.00 per share, aggregating approximately $4,430. The Company's current quarterly dividend rate is $0.90 per share.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in April 2023. As of the end of 2022, the remaining amount available under the approved plan was $2,808. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2022	863	$511.46	$442
2021	1,358	364.39	495
2020	643	308.45	198
These amounts may differ from repurchases of common stock in the consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Note 7—Stock-Based Compensation
The Company grants stock-based compensation, primarily to employees and non-employee directors. Grants to executive officers are generally performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. RSUs are subject to quarterly vesting upon retirement or voluntary termination. Employees who attain at least 25 years of service with the Company receive shares under accelerated vesting provisions on the annual vesting date. The 2019 Incentive Plan authorized the issuance of 17,500,000 shares (10,000,000 RSUs) of common stock for future grants, plus the remaining shares that were available for grant and the future forfeited shares from grants under the previous plan, up to a maximum aggregate of 27,800,000 shares (15,885,000 RSUs). The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
RSUs granted to employees and to non-employee directors generally vest over five and three years, respectively. Additionally, the terms of the RSUs, including performance-based awards, provide for accelerated vesting for employees and non-employee directors who have attained 25 or more and five or more years of service with the Company, respectively. Recipients are not entitled to vote or receive dividends on unvested and undelivered shares. At the end of 2022, 10,445,000 shares were available to be granted as RSUs under the 2019 Incentive Plan.

The following awards were outstanding at the end of 2022:
•3,328,000 time-based RSUs, which vest upon continued employment or service over specified periods of time; and
•121,000 performance-based RSUs, of which 82,000 were granted to executive officers subject to the determination of the attainment of performance targets for 2022. This determination occurred in September 2022, at which time at least 33% of the units vested, as a result of the long service of all executive officers receiving performance-based RSUs. The remaining awards vest upon continued employment over specified periods of time.
The following table summarizes RSU transactions during 2022:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2021	4,349	$257.88
Granted	1,679	476.06
Vested and delivered	(2,456)	290.18
Forfeited	(123)	332.84
Outstanding at the end of 2022	3,449	$338.41
The weighted-average grant date fair value of RSUs granted was $476.06, $369.15, and $294.08 in 2022, 2021, and 2020, respectively. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2022 was $758 and the weighted-average period of time over which this cost will be recognized is 1.6 years. Included in the outstanding balance at the end of 2022 were approximately 1,210,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	2022	2021	2020
Stock-based compensation expense	$724	$665	$619
Less recognized income tax benefit	154	140	128
Stock-based compensation expense, net	$570	$525	$491

Note 8— Taxes
Income Taxes
Income before income taxes is comprised of the following:

	2022	2021	2020
Domestic	$5,759	$4,931	$4,204
Foreign	2,081	1,749	1,163
Total	$7,840	$6,680	$5,367
The provisions for income taxes are as follows:

	2022	2021	2020
Federal:
Current	$798	$718	$616
Deferred	(35)	84	77
Total federal	763	802	693
State:
Current	333	265	230
Deferred	(5)	11	8
Total state	328	276	238
Foreign:
Current	851	557	372
Deferred	(17)	(34)	5
Total foreign	834	523	377
Total provision for income taxes	$1,925	$1,601	$1,308
The reconciliation between the statutory tax rate and the effective rate for 2022, 2021, and 2020 is as follows:

	2022		2021		2020
Federal taxes at statutory rate	$1,646	21.0%	$1,403	21.0%	$1,127	21.0%
State taxes, net	267	3.4	243	3.6	190	3.6
Foreign taxes, net	231	3.0	92	1.4	92	1.7
Employee stock ownership plan (ESOP)	(23)	(0.3)	(91)	(1.3)	(24)	(0.5)
Other	(196)	(2.5)	(46)	(0.7)	(77)	(1.4)
Total	$1,925	24.6%	$1,601	24.0%	$1,308	24.4%
The Company recognized total net tax benefits of $130, $163 and $81 in 2022, 2021 and 2020. These include benefits of $94, $75 and $77, related to stock-based compensation. During 2021, there was a net tax benefit of $70 related to the portion of the special dividend paid through our 401(k) plan.

The components of the deferred tax assets (liabilities) are as follows:

	2022	2021
Deferred tax assets:
Equity compensation	$84	$72
Deferred income/membership fees	302	161
Foreign tax credit carry forward	201	146
Operating lease liabilities	727	769
Accrued liabilities and reserves	694	681
Other	5	62
Total deferred tax assets	2,013	1,891
Valuation allowance	(313)	(214)
Total net deferred tax assets	1,700	1,677
Deferred tax liabilities:
Property and equipment	(962)	(935)
Merchandise inventories	(231)	(216)
Operating lease right-of-use assets	(701)	(744)
Foreign branch deferreds	(85)	(92)
Total deferred tax liabilities	(1,979)	(1,987)
Net deferred tax liabilities	$(279)	$(310)

The deferred tax accounts at the end of 2022 and 2021 include deferred income tax assets of $445 and $444, respectively, included in other long-term assets; and deferred income tax liabilities of $724 and $754, respectively, included in other long-term liabilities.
In 2022 and 2021, the Company had valuation allowances of $313 and $214, primarily related to foreign tax credits that the Company believes will not be realized due to carry forward limitations. The foreign tax credit carry forwards are set to expire beginning in fiscal 2030.

The Company generally no longer considers fiscal year earnings of non-U.S. consolidated subsidiaries after 2017 to be indefinitely reinvested (other than China and Taiwan) and has recorded the estimated incremental foreign withholding taxes (net of available foreign tax credits) and state income taxes payable assuming a hypothetical repatriation to the U.S. The Company continues to consider undistributed earnings of certain non-U.S. consolidated subsidiaries, which totaled $2,779, to be indefinitely reinvested and has not provided for withholding or state taxes.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2022 and 2021 is as follows:

	2022	2021
Gross unrecognized tax benefit at beginning of year	$33	$30
Gross increases—current year tax positions	1	2
Gross increases—tax positions in prior years	12	2
Gross decreases—tax positions in prior years	(12)	—
Gross decreases—settlements	(12)	—
Lapse of statute of limitations	(6)	(1)
Gross unrecognized tax benefit at end of year	$16	$33

The gross unrecognized tax benefit includes tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. At the end of 2022 and 2021, these amounts were immaterial. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. The total amount of such unrecognized tax benefits that if recognized would favorably affect the effective income tax rate in future periods is $15 and $30 at the end of 2022 and 2021.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties recognized during 2022 and 2021, and accrued at the end of each respective period were not material.
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
The Company files income tax returns in the United States, various state and local jurisdictions, in Canada, and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2018. The Company is currently subject to examination in California for fiscal years 2013 to present.
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

	2022	2021	2020
Net income attributable to Costco	$5,844	$5,007	$4,002
Weighted average basic shares	443,651	443,089	442,297
RSUs	1,106	1,257	1,604
Weighted average diluted shares	444,757	444,346	443,901
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
The Company is a defendant in an action commenced in July 2013 under the California Labor Code Private Attorneys General Act (PAGA) alleging violation of California Wage Order 7-2001 for failing to provide seating to employees who work at entrance and exit doors in California warehouses. Canela v. Costco Wholesale Corp. (Case No. 2013-1-CV-248813; Santa Clara Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. A bench trial was held in June and July; no decision has been issued.
In June 2022, a business center employee raised similar claims alleging failure to provide seating to employees who work at membership refund desks in California warehouses and business centers. Rodriguez v. Costco Wholesale Corp. (Case No. 22CV012847; Alameda Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys' fees. The Company filed an answer denying the material allegations of the complaint.
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
In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez v. Costco Wholesale Corp. (Case No. 2:19-cv-03454; C.D. Cal.). The Company filed an answer denying the material allegations of the complaint. In December 2019, the court issued an order denying class certification. In January 2020, the plaintiffs dismissed their Labor Code claims without prejudice, and the court remanded the action to state court. Settlement for an immaterial amount was agreed upon in February 2021. Final court approval of the settlement was granted on May 3, 2022. A proposed intervenor has appealed the denial of her motion to intervene.
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
In February 2021, a former employee filed a class action against the Company alleging violations of California Labor Code regarding payment of wages, meal and rest periods, wage statements, reimbursement of expenses, payment of final wages to terminated employees, and for unfair business practices. Edwards v. Costco Wholesale Corp. (Case No. 5:21-cv-00716: C.D. Cal.). In May 2021, the Company filed a motion to dismiss the complaint, which was granted with leave to amend. In June 2021, the plaintiff filed an amended complaint, which the Company moved to dismiss later that month. The court granted the motion in part in July 2021 with leave to amend. In August 2021, the plaintiff filed a second amended complaint and filed a separate representative action under PAGA asserting the same Labor Code claims and seeking civil penalties and attorneys' fees. The Company filed an answer to the second amended class action complaint, denying the material allegations. The Company also filed an answer to the PAGA representative action, denying the material allegations.
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
In March 2022, an employee filed a class action against the Company alleging violations of the California Labor Code regarding the failure to: pay wages, provide meal and rest periods, provide accurate wage statements, timely pay final wages, and reimburse business expenses. Diaz v. Costco Wholesale Corp. (Case No. 22STCV09513; Los Angeles Superior Court). The Company filed an answer denying the material allegations.
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
Members of the Board of Directors, six corporate officers and the Company are defendants in a shareholder derivative action related to chicken welfare and alleged breaches of fiduciary duties. Smith, et ano. v. Vachris, et al., Superior Court of the State of Washington, County of King, No, 22-2-08937-7SEA, (filed 6/14/22, as amended, 6/30/22); The complaint seeks from the individual defendants damages, injunctive relief, costs, and attorneys' fees. A motion to dismiss the amended complaint has been filed.
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

Note 11—Segment Reporting
The Company is principally engaged in the operation of membership warehouses through wholly owned subsidiaries in the U.S., Canada, Mexico, Japan, U.K., Korea, Taiwan, Australia, Spain, France, China, and Iceland. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are as described in Note 1. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income. Effective for fiscal 2022, stock-based compensation was allocated to the segments in this reporting. This change reflected a decision to evaluate the financial performance of the segments inclusive of this expense. Operating income was restated in each of the segments for all prior periods to reflect this change.
The following table provides information for the Company's reportable segments:

	United States	Canada	Other International	Total
2022
Total revenue	$165,294	$31,675	$29,985	$226,954
Operating income	5,268	1,346	1,179	7,793
Depreciation and amortization	1,436	180	284	1,900
Additions to property and equipment	2,795	388	708	3,891
Property and equipment, net	17,205	2,459	4,982	24,646
Total assets	44,904	6,558	12,704	64,166
2021
Total revenue	$141,398	$27,298	$27,233	$195,929
Operating income	4,470	1,093	1,145	6,708
Depreciation and amortization	1,339	177	265	1,781
Additions to property and equipment	2,612	272	704	3,588
Property and equipment, net	15,993	2,317	5,182	23,492
Total assets	39,589	5,962	13,717	59,268
2020
Total revenue	$122,142	$22,434	$22,185	$166,761
Operating income	3,822	778	835	5,435
Depreciation and amortization	1,248	155	242	1,645
Additions to property and equipment	2,060	258	492	2,810
Property and equipment, net	14,916	2,172	4,719	21,807
Total assets	38,366	5,270	11,920	55,556
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to the applicable merchandise categories:

	2022	2021	2020
Foods and Sundries	$85,629	$77,277	$68,659
Non-Foods	61,100	55,966	44,807
Fresh Foods	29,527	27,183	23,204
Warehouse Ancillary and Other Businesses	46,474	31,626	26,550
Total net sales	$222,730	$192,052	$163,220

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of August 28, 2022, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 28, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 28, 2022. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information
None.
Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors” and “Committees of the Board” in Costco’s Proxy Statement for its 2023 annual meeting of shareholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
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
Our independent registered public accounting firm is KPMG LLP, Seattle, WA, Auditor Firm ID: 185.
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
(b)Exhibits: The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation	x

3.2	Bylaws as amended of Costco Wholesale Corporation		10-Q	5/8/2022	6/2/2022

4.1
First Supplemental Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of March 20, 2002 (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Current Report on the Form 8-K filed on March 25, 2002)
			8-K		3/25/2002

4.2	Form of 1.375% Senior Notes due June 20, 2027		8-K		4/17/2020

4.3	Form of 1.600% Senior Notes due April 20, 2030		8-K		4/17/2020

4.4	Form of 1.750% Senior Notes due April 20, 2032		8-K		4/17/2020

4.5	Form of 2.300% Senior Notes due May 18, 2022		8-K		5/16/2017

4.6	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

4.7	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

4.8	Description of Common Stock	x

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.2*	2019 Incentive Plan		DEF 14		12/17/2019

10.3*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.3.1*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee		10-Q	11/24/2019	12/23/2019

10.3.2*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - Non-U.S. Employee		10-Q	11/24/2019	12/23/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
10.3.3*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/24/2019	12/23/2019

10.3.4*	2019 Stock Incentive Plan Letter Agreement for 2020 Performance-Based Restricted Stock Units-Executive		10-Q	11/24/2019	12/23/2019

10.4*	Fiscal 2022 Executive Bonus Plan		8-K		11/10/2021

10.5*	Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/2016	12/16/2016

10.5.1*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2019, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/25/2018	12/20/2018

10.5.2*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2020, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/24/2019	12/23/2019

10.5.3*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2021, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/22/2020	12/16/2020

10.5.4*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2022, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/22/2021	12/22/2021

10.6	Form of Indemnification Agreement		14A		12/13/1999

10.7*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.8**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

10.8.1**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/22/2015	12/17/2015

10.8.2**	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2016	3/9/2016

10.8.3**	Third Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	8/28/2016	10/12/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
10.8.4**	Fourth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/18/2018	3/15/2018

10.8.5**	Fifth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/17/2019	3/13/2019

10.8.6**	Sixth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	9/1/2019	10/11/2019

10.8.7**	Seventh Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2021	3/10/2021

10.8.8**	Eighth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/13/2022	3/10/2022

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
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
October 4, 2022

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
October 4, 2022

By	/s/ W. CRAIG JELINEK	By	/s/ HAMILTON E. JAMES
	W. Craig Jelinek Chief Executive Officer and Director		Hamilton E. James Chairman of the Board

By	/s/ RICHARD A. GALANTI	By	/s/ DANIEL M. HINES
	Richard A. Galanti Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)		Daniel M. Hines Senior Vice President and Corporate Controller (Principal Accounting Officer)

By	/s/ RON M. VACHRIS	By	/s/ SUSAN L. DECKER
	Ron M. Vachris President, Chief Operating Officer and Director		Susan L. Decker Director

By	/s/ KENNETH D. DENMAN	By	/s/ SALLY JEWELL
	Kenneth D. Denman Director		Sally Jewell Director

By	/s/ CHARLES T. MUNGER	By	/s/ JEFFREY S. RAIKES
	Charles T. Munger Director		Jeffrey S. Raikes Director

By	/s/ JOHN W. STANTON	By	/s/ MARY (MAGGIE) A. WILDEROTTER
	John W. Stanton Director		Mary (Maggie) A. Wilderotter Director