Form 10-Q
period 2022-11-20
COSTCO WHOLESALE CORP /NEW
filed 2022-12-29
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 20, 2022
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

The number of shares outstanding of the issuer's common stock as of December 22, 2022 was 443,729,036.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended
	November 20, 2022	November 21, 2021
REVENUE
Net sales	$53,437	$49,417
Membership fees	1,000	946
Total revenue	54,437	50,363
OPERATING EXPENSES
Merchandise costs	47,769	43,952
Selling, general and administrative	4,917	4,718
Operating income	1,751	1,693
OTHER INCOME (EXPENSE)
Interest expense	(34)	(39)
Interest income and other, net	53	42
INCOME BEFORE INCOME TAXES	1,770	1,696
Provision for income taxes	406	351
Net income including noncontrolling interests	1,364	1,345
Net income attributable to noncontrolling interests	—	(21)
NET INCOME ATTRIBUTABLE TO COSTCO	$1,364	$1,324
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$3.07	$2.99
Diluted	$3.07	$2.98
Shares used in calculation (000s):
Basic	443,837	443,377
Diluted	444,531	444,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 20, 2022	November 21, 2021
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,364	$1,345
Foreign-currency translation adjustment and other, net	(96)	(72)
Comprehensive income	1,268	1,273
Less: Comprehensive income attributable to noncontrolling interests	—	23
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$1,268	$1,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	November 20, 2022	August 28, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,856	$10,203
Short-term investments	817	846
Receivables, net	2,312	2,241
Merchandise inventories	18,571	17,907
Other current assets	1,594	1,499
Total current assets	34,150	32,696
OTHER ASSETS
Property and equipment, net	25,144	24,646
Operating lease right-of-use assets	2,787	2,774
Other long-term assets	3,946	4,050
TOTAL ASSETS	$66,027	$64,166
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$18,348	$17,848
Accrued salaries and benefits	4,317	4,381
Accrued member rewards	1,959	1,911
Deferred membership fees	2,322	2,174
Current portion of long-term debt	71	73
Other current liabilities	6,050	5,611
Total current liabilities	33,067	31,998
OTHER LIABILITIES
Long-term debt, excluding current portion	6,472	6,484
Long-term operating lease liabilities	2,503	2,482
Other long-term liabilities	2,509	2,555
TOTAL LIABILITIES	44,551	43,519
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,841,000 and 442,664,000 shares issued and outstanding	2	2
Additional paid-in capital	6,982	6,884
Accumulated other comprehensive loss	(1,925)	(1,829)
Retained earnings	16,412	15,585
Total Costco stockholders’ equity	21,471	20,642
Noncontrolling interests	5	5
TOTAL EQUITY	21,476	20,647
TOTAL LIABILITIES AND EQUITY	$66,027	$64,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended November 20, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 28, 2022	442,664	$2	$6,884	$(1,829)	$15,585	$20,642	$5	$20,647
Net income	—	—	—	—	1,364	1,364	—	1,364
Foreign-currency translation adjustment and other, net	—	—	—	(96)	—	(96)	—	(96)
Stock-based compensation	—	—	403	—	—	403	—	403
Release of vested restricted stock units (RSUs), including tax effects	1,462	—	(301)	—	—	(301)	—	(301)
Repurchases of common stock	(285)	—	(4)	—	(137)	(141)	—	(141)
Cash dividend declared	—	—	—	—	(400)	(400)	—	(400)
BALANCE AT NOVEMBER 20, 2022	443,841	$2	$6,982	$(1,925)	$16,412	$21,471	$5	$21,476

	12 Weeks Ended November 21, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 29, 2021	441,825	$4	$7,031	$(1,137)	$11,666	$17,564	$514	$18,078
Net income	—	—	—	—	1,324	1,324	21	1,345
Foreign-currency translation adjustment and other, net	—	—	—	(74)	—	(74)	2	(72)
Stock-based compensation	—	—	389	—	—	389	—	389
Release of vested RSUs, including tax effects	1,686	—	(355)	—	—	(355)	—	(355)
Repurchases of common stock	(77)	—	(1)	—	(34)	(35)	—	(35)
Cash dividend declared	—	—	—	—	(350)	(350)	—	(350)
BALANCE AT NOVEMBER 21, 2021	443,434	$4	$7,064	$(1,211)	$12,606	$18,463	$537	$19,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 20, 2022	November 21, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$1,364	$1,345
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	447	432
Non-cash lease expense	111	72
Stock-based compensation	402	388
Other non-cash operating activities, net	123	111
Deferred income taxes	(2)	(2)
Changes in operating assets and liabilities:
Merchandise inventories	(737)	(2,760)
Accounts payable	487	3,389
Other operating assets and liabilities, net	415	283
Net cash provided by operating activities	2,610	3,258
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(253)	(258)
Maturities of short-term investments	274	444
Additions to property and equipment	(1,057)	(1,055)
Other investing activities, net	(21)	(43)
Net cash used in investing activities	(1,057)	(912)
CASH FLOWS FROM FINANCING ACTIVITIES
Tax withholdings on stock-based awards	(301)	(355)
Repurchases of common stock	(141)	(37)
Cash dividend payments	(400)	(350)
Other financing activities, net	(21)	(97)
Net cash used in financing activities	(863)	(839)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(37)	(14)
Net change in cash and cash equivalents	653	1,493
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	10,203	11,258
CASH AND CASH EQUIVALENTS END OF PERIOD	$10,856	$12,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first 12 weeks of the year for:
Interest	$52	$64
Income taxes, net	$214	$206
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Financing lease assets obtained in exchange for new or modified leases	$49	$118
Operating lease assets obtained in exchange for new or modified leases	$68	$61

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 20, 2022, Costco operated 845 warehouses worldwide: 582 in the United States (U.S.) located in 46 states, Washington, D.C., and Puerto Rico, 107 in Canada, 40 in Mexico, 31 in Japan, 29 in the United Kingdom (U.K.), 18 in Korea, 14 in Taiwan, 13 in Australia, four in Spain, two each in France and China, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce websites in the U.S., Canada, U.K., Mexico, Korea, Taiwan, Japan, and Australia.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco, its wholly-owned subsidiaries, and a subsidiary in which it has a controlling interest. All material inter-company transactions among the Company and its consolidated subsidiaries have been eliminated in consolidation. Unless otherwise noted, references to net income relate to net income attributable to Costco.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 2022.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2023 is a 53-week year ending on September 3, 2023. References to the first quarter of 2023 and 2022 relate to the 12-week fiscal quarters ended November 20, 2022, and November 21, 2021.
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

Reclassification
Reclassifications were made to the condensed consolidated statement of cash flows for the first quarter of 2022 to conform with current year presentation.
Leases
The Company leases land, buildings, equipment, and other assets at warehouses, offices, or within the operations that support supply chain and distribution channels. The Company reviews lease right-of-use assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company also occasionally revisits and modifies the terms of its leasing arrangements. During the first quarter of 2023, the Company recognized a charge of $93, primarily related to the termination costs and impairment of certain leased assets associated with charter shipping activities. This charge is included in merchandise costs.
Note 2—Investments
The Company's investments were as follows:

November 20, 2022:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$570	$(12)	$558
Held-to-maturity:
Certificates of deposit	259	—	259
Total short-term investments	$829	$(12)	$817

August 28, 2022:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$534	$(5)	$529
Held-to-maturity:
Certificates of deposit	317	—	317
Total short-term investments	$851	$(5)	$846
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended November 20, 2022, and August 28, 2022. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first quarter of 2023 or 2022.
The maturities of available-for-sale and held-to-maturity securities at November 20, 2022 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$220	$217	$259
Due after one year through five years	264	259	—
Due after five years	86	82	—
Total	$570	$558	$259

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair-value hierarchy reflecting the valuation techniques utilized.

	Level 2
	November 20, 2022	August 28, 2022
Investment in government and agency securities	$558	$529
Forward foreign-exchange contracts, in asset position(1)	19	34
Forward foreign-exchange contracts, in (liability) position(1)	(25)	(2)
Total	$552	$561
 _______________
(1)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At November 20, 2022, and August 28, 2022, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first quarter of 2023 or 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. Please see Note 1 for additional information.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	November 20, 2022	August 28, 2022
2.750% Senior Notes due May 2024	$1,000	$1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	574	590
Total long-term debt	6,574	6,590
Less unamortized debt discounts and issuance costs	31	33
Less current portion(1)	71	73
Long-term debt, excluding current portion	$6,472	$6,484
 _______________
(1)Net of unamortized debt discounts and issuance costs.
The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $5,816 and $6,033 at November 20, 2022, and August 28, 2022.

Note 5—Equity
Dividends
On October 12, 2022, the Board of Directors declared a quarterly cash dividend in the amount of $0.90 per share, which was paid on November 10, 2022.
Share Repurchase Program
The Company's share repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in April 2023. At November 20, 2022, the remaining amount available under the plan was $2,667. The following table summarizes the Company's stock repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
First quarter of 2023	285	$495.94	$141

First quarter of 2022	77	$455.08	$35
These amounts may differ from repurchases of common stock in the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
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
Summary of Restricted Stock Unit Activity
At November 20, 2022, 8,652,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•2,976,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of the long-service term;
•41,000 performance-based RSUs, granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of the long-service term; and
•135,000 performance-based RSUs, granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2023, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below or in the amount of unrecognized compensation cost.

The following table summarizes RSU transactions during the first quarter of 2023:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 28, 2022	3,449	$338.41
Granted	1,678	470.47
Vested and delivered	(2,090)	352.56
Forfeited	(20)	385.02
Outstanding at November 20, 2022	3,017	$401.75
The remaining unrecognized compensation cost related to RSUs unvested at November 20, 2022, was $1,139, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended
	November 20, 2022	November 21, 2021
Stock-based compensation expense	$402	$388
Less recognized income tax benefits	89	85
Stock-based compensation expense, net	$313	$303
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended
	November 20, 2022	November 21, 2021
Net income attributable to Costco	$1,364	$1,324
Weighted average basic shares	443,837	443,377
RSUs	694	1,227
Weighted average diluted shares	444,531	444,604

Note 8—Commitments and Contingencies
Legal Proceedings
The Company is involved in a number of claims, proceedings and litigations arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be exposure to loss in excess of amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. The Company has recorded immaterial accruals with respect to certain matters described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will monitor the matter for developments that will make the contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: (i) the remedies or penalties sought are indeterminate or unspecified; (ii) the legal and/or factual theories are not well developed; and/or (iii) the matters involve complex or novel legal theories or a large number of parties.
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
In December 2018, a depot employee raised similar claims, alleging that depot employees in California did not receive suitable seating or reasonably comfortable workplace temperature conditions. Lane v. Costco Wholesale Corp. (Case No. CIVDS 1908816; San Bernardino Superior Court). The Company filed an answer denying the material allegations of the complaint. In October 2019, the parties settled for an immaterial amount the seating claims on a representative basis, which received court approval in February 2020. The parties settled the temperature claims for an immaterial amount in April 2022, and court approval was received in May 2022. A February 2023 hearing has been set for a final report on the settlement.
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
In December 2020, a former employee filed suit against the Company asserting collective and class claims on behalf of non-exempt employees under the Fair Labor Standards Act and New York Labor Law for failure to pay for all hours worked, failure to pay certain non-exempt employees on a weekly basis, and failure to provide proper wage statements and notices. The plaintiff also asserted individual retaliation claims. Cappadora v. Costco Wholesale Corp. (Case No. 1:20-cv-06067; E.D.N.Y.). An amended complaint was filed, and the Company denied the material allegations of the amended complaint. Based on an agreement in principle concerning settlement of the matter, involving a proposed payment by the Company of an immaterial amount, the federal action has been dismissed. In April 2022, Cappadora and a second plaintiff filed an action against the Company in New York state court, asserting the same class claims asserted in the federal action under the New York Labor Law and seeking preliminary approval of the class settlement. Cappadora and Sancho v. Costco Wholesale Corp. (Index No. 604757/2022; Nassau County Supreme Court). The state court granted preliminary approval of the settlement in October 2022.
In August 2021, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law for failure to pay on a weekly basis. Umadat v. Costco Wholesale Corp. (Case No. 2:21-cv-4814; E.D.N.Y.). The Company filed an answer, denying the material allegations of the complaint. In April 2022, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law, as well as under the Fair Labor Standards Act, for failure to pay on a weekly basis and failure to pay overtime. Burian v. Costco Wholesale Corp. (Case No. 2:22-cv-02108; E.D.N.Y.). In September 2022, an amended complaint was filed, asserting class claims on behalf of certain non-exempt employees under New York Labor Law for failure to pay on a weekly basis. The Company responded by requesting permission to file a motion to dismiss. The court has not responded.
In February 2021, a former employee filed a class action against the Company alleging violations of California Labor Code regarding payment of wages, meal and rest periods, wage statements, reimbursement of expenses, payment of final wages to terminated employees, and for unfair business practices. Edwards v. Costco Wholesale Corp. (Case No. 5:21-cv-00716: C.D. Cal.). In May 2021, the Company filed a motion to dismiss the complaint, which was granted with leave to amend. In June 2021, the plaintiff filed an amended complaint, which the Company moved to dismiss later that month. The court granted the motion in part in July 2021 with leave to amend. In August 2021, the plaintiff filed a second amended complaint and filed a separate representative action under PAGA asserting the same Labor Code claims and seeking civil penalties and attorneys' fees. The Company filed an answer to the second amended class action complaint, denying the material allegations. The Company also filed an answer to the PAGA representative action, denying the material allegations. On September 27, 2022, the parties reached a settlement for an immaterial amount. The settlement requires court approval.
In July 2021, a former temporary staffing employee filed a class action against the Company and a staffing company alleging violations of the California Labor Code regarding payment of wages, meal and rest periods, wage statements, the timeliness of wages and final wages, and for unfair business practices. Dimas v. Costco Wholesale Corp. (Case No. STK-CV-UOE-2021-0006024; San Joaquin Superior Court). The Company has moved to compel arbitration of the plaintiff's individual claims and to dismiss the class action complaint. On September 7, 2021, the same former employee filed a separate representative action under PAGA, asserting the same Labor Code violations and seeking civil penalties and attorneys' fees. The case has been stayed pending the motion to compel in the related case.
In September 2021, an employee filed a class action against the Company alleging violations of the California Labor Code regarding the alleged failure to provide sick pay, failure to timely pay wages due at separation from employment, and for violations of California's unfair competition law. De Benning v. Costco Wholesale Corp. (Case No. 34-2021-00309030-CU-OE-GDS; Sacramento Superior Court). The Company answered the complaint in January 2022, denying its material allegations. In April 2022, a settlement for an immaterial amount was agreed upon, subject to court approval. The court granted preliminary approval of the settlement on October 28, 2022. A final approval hearing is set for February 10, 2023.
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

Note 9—Segment Reporting
The Company is principally engaged in the operation of membership warehouses through wholly owned subsidiaries in the U.S., Canada, Mexico, Japan, U.K., Korea, Taiwan, Australia, Spain, France, China, Iceland, New Zealand, and Sweden. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 28, 2022, and Note 1 above. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended November 20, 2022
Total revenue	$40,145	$7,356	$6,936	$54,437
Operating income	1,236	288	227	1,751
12 Weeks Ended November 21, 2021
Total revenue	$36,317	$7,121	$6,925	$50,363
Operating income	1,118	293	282	1,693
52 Weeks Ended August 28, 2022
Total revenue	$165,294	$31,675	$29,985	$226,954
Operating income	5,268	1,346	1,179	7,793
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended
	November 20, 2022	November 21, 2021
Foods and Sundries	$21,448	$19,563
Non-Foods	14,032	14,162
Fresh Foods	6,717	6,439
Warehouse Ancillary and Other Businesses	11,240	9,253
Total net sales	$53,437	$49,417

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, percentages and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, inflation or deflation, the effects of competition and regulation, uncertainties in the financial markets, consumer and small-business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health-care costs), energy and certain commodities, geopolitical conditions (including tariffs and the Ukraine conflict), the ability to maintain effective internal control over financial reporting, regulatory and other impacts related to climate change, COVID-19 related factors and challenges, and other risks identified from time to time in the Company's public statements and reports filed with the Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update these statements, except as required by law.
OVERVIEW
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q), as well as our consolidated financial statements, the accompanying Notes to Financial Statements, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2022 Form 10-K, filed with the United States Securities and Exchange Commission (SEC) on October 5, 2022.
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
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Merchandise costs in the first quarter of 2023 was impacted by inflation higher than what we have experienced in recent years. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to cost increases. Those strategies can include, but are not limited to, working with our suppliers to share in absorbing cost increases, earlier-than-usual purchasing and in greater volumes, offering seasonal merchandise outside its season, as well as passing cost increases on to our members. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin and gross margin as a percentage of net sales (gross margin percentage).
We believe our gasoline business enhances traffic in our warehouses, but it generally has a lower gross margin percentage relative to our non-gasoline businesses. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline businesses. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, government actions in various countries, particularly China and the United States, have affected the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Higher tariffs could adversely impact our results.
We also achieve net sales growth by opening new warehouses. As our warehouse base grows, available and desirable sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. The negative aspects of such growth, however, including lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets, are continuing to decline in significance as they relate to the results of our total operations. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business, domestically and internationally, generally has a lower gross margin percentage than our warehouse operations.
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
Our financial performance depends heavily on controlling costs. While we believe that we have achieved successes in this area, some significant costs are partially outside our control, particularly health care and utility expenses. With respect to the compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that achieving our longer-term objectives of reducing employee turnover and enhancing employee satisfaction require maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business operates on very low margins, modest changes in various items in the consolidated statements of income, particularly merchandise costs and SG&A expenses, can have substantial impacts on net income.
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
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars. This impact of foreign-exchange rate changes is calculated based on the difference between the current and prior period's currency exchange rates. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current and prior period's average price per gallon sold.
Our fiscal year ends on the Sunday closest to August 31. References to the first quarter of 2023 and 2022 relate to the 12-week fiscal quarters ended November 20, 2022, and November 21, 2021. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the first quarter of 2023 versus 2022 include:
•Net sales increased 8% to $53,437, driven by an increase in comparable sales of 7% and sales at 22 net new warehouses opened since the end of the first quarter of 2022;
•Membership fee revenue increased 6% to $1,000, driven by new member sign-ups, upgrades to Executive Membership, and an increase in our renewal rate;
•Gross margin percentage decreased 45 basis points, driven primarily by our core merchandise categories and a charge of $93, $0.15 per diluted share, predominantly related to downsizing our charter shipping activities. This was partially offset by increases in warehouse ancillary and other businesses;
•SG&A expenses as a percentage of net sales decreased 35 basis points, primarily due to a write-off of information technology assets of $118, $0.20 per diluted share, recorded in the first quarter of 2022, and leveraging increased sales in the first quarter of 2023.
•The provision for income taxes in the first quarter of 2023 was positively impacted by a benefit related to stock compensation of $53, $0.12 per diluted share, compared to $91, $0.21 per diluted share, in the first quarter of 2022.
•Net income was $1,364, $3.07 per diluted share, compared to $1,324, $2.98 per diluted share in 2022; and
•On October 12, 2022, our Board declared a quarterly cash dividend of $0.90 per share, which was paid on November 10, 2022.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 20, 2022	November 21, 2021
Net Sales	$53,437	$49,417
Changes in net sales:
U.S	11%	16%
Canada	3%	19%
Other International	—%	17%
Total Company	8%	17%
Changes in comparable sales:
U.S	9%	15%
Canada	2%	17%
Other International	(3)%	13%
Total Company	7%	15%
E-commerce	(4)%	14%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S	7%	10%
Canada	8%	8%
Other International	9%	11%
Total Company	7%	10%
E-commerce	(2)%	13%
Net Sales
Net sales increased $4,020 or 8% during the first quarter of 2023. This improvement was attributable to an increase in comparable sales of 7% and sales at the 22 net new warehouses opened since the end of the first quarter of 2022. Sales increased $2,033, or 5.1% in core merchandise categories, led by foods and sundries and fresh foods; while non-foods decreased slightly. Sales increased $1,987, or 21.5% in warehouse ancillary and other businesses, led by gasoline, business centers and travel businesses.
During the first quarter of 2023, higher gasoline prices positively impacted net sales by $1,216, 246 basis points, compared to 2022, with a 17% increase in the average price per gallon. The volume of gasoline sold increased approximately 10%, positively impacting net sales by $650, 131 basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $1,534, 310 basis points, compared to the first quarter of 2022, attributable to our Canadian and Other International operations.
Comparable Sales
Comparable sales increased 7% in the first quarter of 2023 and were positively impacted by increases in shopping frequency and the average ticket, which includes the effects of inflation and changes in foreign currency.

Membership Fees

	12 Weeks Ended
	November 20, 2022	November 21, 2021
Membership fees	$1,000	$946
Membership fees increase	6%	10%
Total paid members (000s)	66,900	62,500
Total cardholders (000s)	120,900	113,100
Membership fee revenue increased 6% in the first quarter of 2023, driven by sign-ups, upgrades to Executive Membership, and an increase in our renewal rate. Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees by $32, compared to the first quarter of 2022. At the end of the first quarter of 2023, our member renewal rates were 93% in the U.S. and Canada and 90% worldwide. Renewal rates continue to benefit from more members auto renewing and increased penetration of Executive members, who on average renew at a higher rate. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Our membership counts include active memberships and memberships that have not renewed within the 12 months prior to the reporting date.
Gross Margin

	12 Weeks Ended
	November 20, 2022	November 21, 2021
Net sales	$53,437	$49,417
Less merchandise costs	47,769	43,952
Gross margin	$5,668	$5,465
Gross margin percentage	10.61%	11.06%
Total gross margin percentage decreased 45 basis points compared to the first quarter of 2022. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 10.85%, a decrease of 21 basis points. This was primarily due to a 31 basis-point decrease in core merchandise categories, predominantly in non-foods and fresh foods, and an 18 basis-point charge, primarily related to downsizing our charter shipping activities. Gross margin was also negatively impacted by five basis points due to increased 2% rewards. Warehouse ancillary and other businesses positively impacted gross margin by 30 basis points, predominantly gasoline, partially offset by e-commerce. A smaller LIFO charge in the first quarter of 2023 compared to the first quarter of 2022 positively contributed three basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $153, compared to the first quarter of 2022, attributable to our Canadian and Other International operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 31 basis points. The decrease was primarily due to fresh foods and non-foods, partially offset by foods and sundries. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.

Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased across all segments. All segments were negatively impacted by decreases in core merchandise categories as described above and increased 2% rewards, partially offset by increases in warehouse ancillary and other businesses. Gross margin in our U.S. segment was also negatively impacted by the charge primarily related to the downsizing of our charter shipping activities, partially offset by a lower LIFO charge.
Selling, General and Administrative Expenses

	12 Weeks Ended
	November 20, 2022	November 21, 2021
SG&A expenses	$4,917	$4,718
SG&A expenses as a percentage of net sales	9.20%	9.55%
SG&A expenses as a percentage of net sales decreased 35 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was 9.42%, a decrease of 13 basis points. The comparison to last year was favorably impacted by 24 basis points from a write-off of certain information technology assets in the prior year. Stock compensation was also lower by one basis point. Warehouse operations and other businesses were higher by nine basis points, largely attributable to the wage increases we instituted in 2022. Central operating costs were higher by three basis points. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $121 compared to the first quarter of 2022.
Interest Expense

	12 Weeks Ended
	November 20, 2022	November 21, 2021
Interest expense	$34	$39
Interest expense is primarily related to Senior Notes and financing leases. Interest expense decreased in the first quarter of 2023 due to repayment of the 2.300% Senior Notes on December 1, 2021.
Interest Income and Other, Net

	12 Weeks Ended
	November 20, 2022	November 21, 2021
Interest income	$54	$8
Foreign-currency transaction gains (losses), net	(9)	26
Other, net	8	8
Interest income and other, net	$53	$42
The increase in interest income in the first quarter of 2023 was primarily due to higher global interest rates. Foreign-currency transaction gains (losses), net include the mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 28, 2022.

Provision for Income Taxes

	12 Weeks Ended
	November 20, 2022	November 21, 2021
Provision for income taxes	$406	$351
Effective tax rate	23.0%	20.7%
The effective tax rate for the first quarter of 2023 was impacted by net discrete tax benefits of $56, primarily attributable to $53 in excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.1% for the first quarter of 2023.
The effective tax rate for the first quarter of 2022 was impacted by net discrete tax benefits of $97, primarily attributable to $91 in excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.4% for the first quarter of 2022.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 20, 2022	November 21, 2021
Net cash provided by operating activities	$2,610	$3,258
Net cash used in investing activities	(1,057)	(912)
Net cash used in financing activities	(863)	(839)
Our primary sources of liquidity are cash flows from our operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $11,673 and $11,049 at November 20, 2022, and August 28, 2022. Of these balances, unsettled credit and debit card receivables represented approximately $2,488 and $2,010 at November 20, 2022, and August 28, 2022. These receivables generally settle within four days.
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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $2,610 in the first quarter of 2023, compared to $3,258 in the first quarter of 2022. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory turnover, the forward deployment of inventory to accelerate delivery times, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,057 in the first quarter of 2023, compared to $912 in the first quarter of 2022, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first quarter of 2023, we spent $1,057 on capital expenditures, and it is our current intention to spend approximately $3,800 to $4,000 during fiscal 2023. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened eight new warehouses, including one relocation, in the first quarter of 2023 and plan to open 19 additional new warehouses, including two relocations, in the remainder of fiscal 2023. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $863 in the first quarter of 2023, compared to $839 in the first quarter of 2022. Cash flow used in financing activities was primarily related to the payment of dividends, withholding taxes on stock-based awards, and repurchases of common stock.
Dividends
On October 12, 2022, our Board declared a quarterly cash dividend of $0.90 per share, payable to shareholders of record on October 28, 2022, which was paid on November 10, 2022.
Share Repurchase Program
During the first quarter of 2023 and 2022, we repurchased 285,000 and 77,000 shares of common stock, at an average price per share of $495.94 and $455.08, totaling approximately $141 and $35. These amounts may differ from the repurchase balances in the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At November 20, 2022, we had borrowing capacity under these facilities of $1,244. Our international operations maintain $756 of this capacity under bank credit facilities, of which $171 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities were $37 and $88 at the end of the first quarter of 2023 and at the end of fiscal 2022.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $226. The outstanding commitments under these facilities at the end of the first quarter of 2023 totaled $187, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 28, 2022. There have been no material changes to the critical accounting estimates previously disclosed in that Report.
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 28, 2022.
Item 3—Quantitative and Qualitative Disclosures about Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign-currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 28, 2022.
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of November 20, 2022 and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
See discussion of Legal Proceedings in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August 28, 2022. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the first quarter of 2023 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
August 29, 2022 — September 25, 2022	89,000	$513.91	89,000	$2,762
September 26, 2022 — October 23, 2022	101,000	473.85	101,000	2,714
October 24, 2022 — November 20, 2022	95,000	502.66	95,000	2,667
Total first quarter	285,000	$495.94	285,000
 _______________
(1)Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in April 2019, which expires in April 2023.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information (amounts in whole dollars)
Disclosure pursuant to Section 2019 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.
During the first quarter of 2023, we had as cardholders at our subsidiary in Mexico three individuals under a business membership in the name of the Embassy of the Islamic Republic of Iran. Gross revenue in the first quarter of 2023 attributable to the membership was approximately $1,131, and our estimated profit on these transactions was less than $100. The membership was canceled during the second quarter of 2023. The Company does not intend to continue these activities.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		10-Q	5/8/2022	6/2/2022

10.1*	Fiscal 2023 Executive Bonus Plan		8-K		11/9/2022

10.2*	Extension of the Term of the Executive Employment Agreement effective January 1, 2023, between W. Craig Jelinek and Costco Wholesale Corporation	x

10.3	Ninth Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

10.4	Tenth Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
 _____________________
* Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 29, 2022	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek Chief Executive Officer and Director

December 29, 2022	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director