Form 10-Q
period 2023-02-12
COSTCO WHOLESALE CORP /NEW
filed 2023-03-09
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 12, 2023
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

The number of shares outstanding of the issuer's common stock as of March 1, 2023 was 443,483,205.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
REVENUE
Net sales	$54,239	$50,937	$107,676	$100,354
Membership fees	1,027	967	2,027	1,913
Total revenue	55,266	51,904	109,703	102,267
OPERATING EXPENSES
Merchandise costs	48,423	45,517	96,192	89,469
Selling, general and administrative	4,940	4,575	9,857	9,293
Operating income	1,903	1,812	3,654	3,505
OTHER INCOME (EXPENSE)
Interest expense	(34)	(36)	(68)	(75)
Interest income and other, net	114	25	167	67
INCOME BEFORE INCOME TAXES	1,983	1,801	3,753	3,497
Provision for income taxes	517	481	923	832
Net income including noncontrolling interests	1,466	1,320	2,830	2,665
Net income attributable to noncontrolling interests	—	(21)	—	(42)
NET INCOME ATTRIBUTABLE TO COSTCO	$1,466	$1,299	$2,830	$2,623
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$3.30	$2.93	$6.37	$5.91
Diluted	$3.30	$2.92	$6.37	$5.90
Shares used in calculation (000s):
Basic	443,877	443,623	443,857	443,500
Diluted	444,475	444,916	444,503	444,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,466	$1,320	$2,830	$2,665
Foreign-currency translation adjustment and other, net	253	(35)	157	(107)
Comprehensive income	1,719	1,285	2,987	2,558
Less: Comprehensive income attributable to noncontrolling interests	—	21	—	44
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$1,719	$1,264	$2,987	$2,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	February 12, 2023	August 28, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,970	$10,203
Short-term investments	735	846
Receivables, net	2,714	2,241
Merchandise inventories	16,081	17,907
Other current assets	1,830	1,499
Total current assets	34,330	32,696
OTHER ASSETS
Property and equipment, net	25,724	24,646
Operating lease right-of-use assets	2,859	2,774
Other long-term assets	3,935	4,050
TOTAL ASSETS	$66,848	$64,166
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$16,407	$17,848
Accrued salaries and benefits	4,483	4,381
Accrued member rewards	2,016	1,911
Deferred membership fees	2,412	2,174
Current portion of long-term debt	76	73
Other current liabilities	7,122	5,611
Total current liabilities	32,516	31,998
OTHER LIABILITIES
Long-term debt, excluding current portion	6,506	6,484
Long-term operating lease liabilities	2,557	2,482
Other long-term liabilities	2,470	2,555
TOTAL LIABILITIES	44,049	43,519
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,550,000 and 442,664,000 shares issued and outstanding	2	2
Additional paid-in capital	7,123	6,884
Accumulated other comprehensive loss	(1,672)	(1,829)
Retained earnings	17,341	15,585
Total Costco stockholders’ equity	22,794	20,642
Noncontrolling interests	5	5
TOTAL EQUITY	22,799	20,647
TOTAL LIABILITIES AND EQUITY	$66,848	$64,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended February 12, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 20, 2022	443,841	$2	$6,982	$(1,925)	$16,412	$21,471	$5	$21,476
Net income	—	—	—	—	1,466	1,466	—	1,466
Foreign-currency translation adjustment and other, net	—	—	—	253	—	253	—	253
Stock-based compensation	—	—	148	—	—	148	—	148
Release of vested restricted stock units (RSUs), including tax effects	3	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(294)	—	(6)	—	(138)	(144)	—	(144)
Cash dividend declared	—	—	—	—	(399)	(399)	—	(399)
BALANCE AT FEBRUARY 12, 2023	443,550	$2	$7,123	$(1,672)	$17,341	$22,794	$5	$22,799

	12 Weeks Ended February 13, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 21, 2021	443,434	$4	$7,064	$(1,211)	$12,606	$18,463	$537	$19,000
Net income	—	—	—	—	1,299	1,299	21	1,320
Foreign-currency translation adjustment and other, net	—	—	—	(35)	—	(35)	—	(35)
Stock-based compensation	—	—	129	—	—	129	—	129
Release of vested RSUs, including tax effects	4	—	(4)	—	—	(4)	—	(4)
Repurchases of common stock	(159)	—	(3)	—	(80)	(83)	—	(83)
Cash dividend declared	—	—	—	—	(351)	(351)	—	(351)
BALANCE AT FEBRUARY 13, 2022	443,279	$4	$7,186	$(1,246)	$13,474	$19,418	$558	$19,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	24 Weeks Ended February 12, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 28, 2022	442,664	$2	$6,884	$(1,829)	$15,585	$20,642	$5	$20,647
Net income	—	—	—	—	2,830	2,830	—	2,830
Foreign-currency translation adjustment and other, net	—	—	—	157	—	157	—	157
Stock-based compensation	—	—	551	—	—	551	—	551
Release of vested restricted stock units (RSUs), including tax effects	1,465	—	(302)	—	—	(302)	—	(302)
Repurchases of common stock	(579)	—	(10)	—	(275)	(285)	—	(285)
Cash dividends declared	—	—	—	—	(799)	(799)	—	(799)
BALANCE AT FEBRUARY 12, 2023	443,550	$2	$7,123	$(1,672)	$17,341	$22,794	$5	$22,799

	24 Weeks Ended February 13, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 29, 2021	441,825	$4	$7,031	$(1,137)	$11,666	$17,564	$514	$18,078
Net income	—	—	—	—	2,623	2,623	42	2,665
Foreign-currency translation adjustment and other, net	—	—	—	(109)	—	(109)	2	(107)
Stock-based compensation	—	—	518	—	—	518	—	518
Release of vested RSUs, including tax effects	1,690	—	(359)	—	—	(359)	—	(359)
Repurchases of common stock	(236)	—	(4)	—	(114)	(118)	—	(118)
Cash dividends declared	—	—	—	—	(701)	(701)	—	(701)
BALANCE AT FEBRUARY 13, 2022	443,279	$4	$7,186	$(1,246)	$13,474	$19,418	$558	$19,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	24 Weeks Ended
	February 12, 2023	February 13, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$2,830	$2,665
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	917	868
Non-cash lease expense	216	145
Stock-based compensation	549	516
Other non-cash operating activities, net	163	104
Deferred income taxes	(18)	(15)
Changes in operating assets and liabilities:
Merchandise inventories	1,849	(2,322)
Accounts payable	(1,417)	970
Other operating assets and liabilities, net	713	728
Net cash provided by operating activities	5,802	3,659
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(396)	(325)
Maturities of short-term investments	512	753
Additions to property and equipment	(1,947)	(1,778)
Other investing activities, net	(34)	(43)
Net cash used in investing activities	(1,865)	(1,393)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(520)	(87)
Proceeds from short-term borrowings	479	80
Repayments of long-term borrowings	—	(800)
Tax withholdings on stock-based awards	(302)	(359)
Repurchases of common stock	(284)	(115)
Cash dividend payments	(400)	(350)
Other financing activities, net	(188)	(36)
Net cash used in financing activities	(1,215)	(1,667)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	45	(38)
Net increase in cash and cash equivalents	2,767	561
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	10,203	11,258
CASH AND CASH EQUIVALENTS END OF PERIOD	$12,970	$11,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of the year for:
Interest	$62	$76
Income taxes, net	$636	$469
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$399	$351
Financing lease assets obtained in exchange for new or modified leases	$47	$172
Operating lease assets obtained in exchange for new or modified leases	$131	$60
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At February 12, 2023, Costco operated 848 warehouses worldwide: 584 in the United States (U.S.) located in 46 states, Washington, D.C., and Puerto Rico, 107 in Canada, 40 in Mexico, 31 in Japan, 29 in the United Kingdom (U.K.), 18 in Korea, 14 in Taiwan, 14 in Australia, four in Spain, two each in France and China, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce websites in the U.S., Canada, U.K., Mexico, Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2023 is a 53-week year ending on September 3, 2023. References to the second quarter of 2023 and 2022 relate to the 12-week fiscal quarters ended February 12, 2023, and February 13, 2022. References to the first half of 2023 and 2022 relate to the 24 weeks ended February 12, 2023 and February 13, 2022.
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

Reclassification
Reclassifications were made to the condensed consolidated statement of cash flows for the first half of 2022 to conform with current year presentation.
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
Note 2—Investments
The Company's investments were as follows:

February 12, 2023:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$595	$(11)	$584
Held-to-maturity:
Certificates of deposit	151	—	151
Total short-term investments	$746	$(11)	$735

August 28, 2022:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$534	$(5)	$529
Held-to-maturity:
Certificates of deposit	317	—	317
Total short-term investments	$851	$(5)	$846
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended February 12, 2023, and August 28, 2022. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first half of 2023 or 2022.
The maturities of available-for-sale and held-to-maturity securities at February 12, 2023 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$177	$175	$151
Due after one year through five years	287	282	—
Due after five years	131	127	—
Total	$595	$584	$151

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair-value hierarchy reflecting the valuation techniques utilized.

	Level 2
	February 12, 2023	August 28, 2022
Investment in government and agency securities	$584	$529
Forward foreign-exchange contracts, in asset position(1)	6	34
Forward foreign-exchange contracts, in (liability) position(1)	(18)	(2)
Total	$572	$561
 _______________
(1)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At February 12, 2023, and August 28, 2022, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first half of 2023 or 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. Please see Note 1 for additional information.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	February 12, 2023	August 28, 2022
2.750% Senior Notes due May 2024	$1,000	$1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	612	590
Total long-term debt	6,612	6,590
Less unamortized debt discounts and issuance costs	30	33
Less current portion(1)	76	73
Long-term debt, excluding current portion	$6,506	$6,484
 _______________
(1)Net of unamortized debt discounts and issuance costs.
The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $5,895 and $6,033 at February 12, 2023, and August 28, 2022.

Note 5—Equity
Dividends
A quarterly cash dividend of $0.90 per share was declared on January 19, 2023 and paid on February 17, 2023. The Company's quarterly dividend was $0.79 per share in the second quarter of 2022 and dividends totaled $1.80 and $1.58 per share in the first half of 2023 and 2022.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires in January 2027. This authorization revoked previously authorized but unused amounts, totaling $2,568. At February 12, 2023, the remaining amount available under the program was $3,955. The following table summarizes the Company's stock repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Second quarter of 2023	294	$488.30	$144
First half of 2023	579	$492.06	$285

Second quarter of 2022	159	$518.73	$83
First half of 2022	236	$498.00	$118
These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
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
Summary of Restricted Stock Unit Activity
At February 12, 2023, 8,703,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•2,921,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of a long-service term;
•41,000 performance-based RSUs granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•135,000 performance-based RSUs granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2023, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below. The Company recognized compensation expense for these awards in the second quarter of 2023, as it is currently deemed probable that the targets will be achieved.

The following table summarizes RSU transactions during the first half of 2023:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 28, 2022	3,449	$338.41
Granted	1,814	471.47
Vested and delivered	(2,094)	352.57
Forfeited	(72)	394.40
Outstanding at February 12, 2023	3,097	$405.46
The remaining unrecognized compensation cost related to RSUs unvested at February 12, 2023, was $1,031, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
Stock-based compensation expense	$147	$128	$549	$516
Less recognized income tax benefits	24	23	113	108
Stock-based compensation expense, net	$123	$105	$436	$408
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
Net income attributable to Costco	$1,466	$1,299	$2,830	$2,623
Weighted average basic shares	443,877	443,623	443,857	443,500
RSUs	598	1,293	646	1,260
Weighted average diluted shares	444,475	444,916	444,503	444,760
Anti-dilutive RSUs	6	—	—	—
Anti-dilutive shares are excluded from the calculation of diluted shares and earnings per diluted share because their impact would increase earnings per diluted shares.

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
The Company is a defendant in an action commenced in July 2013 under the California Labor Code Private Attorneys General Act (PAGA) alleging violation of California Wage Order 7-2001 for failing to provide seating to employees who work at entrance and exit doors in California warehouses. Canela v. Costco Wholesale Corp. (Case No. 2013-1-CV-248813; Santa Clara Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. On January 19, 2023, the court issued a Proposed/Tentative Statement of Decision Following Court Trial finding in favor of Costco. The plaintiff filed a request for further statement of decision and objections to the tentative decision. The parties are awaiting the court's review of plaintiff's filings and Costco's response thereto, after which the court will decide if it requires a hearing before a final decision issues.
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
In June 2022, a business center employee raised similar claims, alleging failure to provide seating to employees who work at membership refund desks in California warehouses and business centers. Rodriguez v. Costco Wholesale Corp. (Case No. 22CV012847; Alameda Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys' fees. The Company filed an answer denying the material allegations of the complaint.
In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez v. Costco Wholesale Corp. (Case No. 2:19-cv-03454; C.D. Cal.). The Company filed an answer denying the material allegations of the complaint. In December 2019, the court issued an order denying class certification. In January 2020, the plaintiffs dismissed their Labor Code claims without prejudice, and the court remanded the action to state court. Settlement for an immaterial amount was agreed upon in

February 2021. Final court approval of the settlement was granted on May 3, 2022. A proposed intervenor appealed the denial of her motion to intervene. Her appeal was dismissed on February 15, 2023.
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
In December 2020, a former employee filed suit against the Company asserting collective and class claims on behalf of non-exempt employees under the Fair Labor Standards Act and New York Labor Law for failure to pay for all hours worked, failure to pay certain non-exempt employees on a weekly basis, and failure to provide proper wage statements and notices. The plaintiff also asserted individual retaliation claims. Cappadora v. Costco Wholesale Corp. (Case No. 1:20-cv-06067; E.D.N.Y.). An amended complaint was filed, and the Company denied the material allegations of the amended complaint. Based on an agreement in principle concerning settlement of the matter, involving a proposed payment by the Company of an immaterial amount, the federal action has been dismissed. In April 2022, Cappadora and a second plaintiff filed an action against the Company in New York state court, asserting the same class claims asserted in the federal action under the New York Labor Law and seeking preliminary approval of the class settlement. Cappadora and Sancho v. Costco Wholesale Corp. (Index No. 604757/2022; Nassau County Supreme Court). The state court granted preliminary approval of the settlement in October 2022. A final approval hearing is set for March 27, 2023.
In August 2021, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law for failure to pay on a weekly basis. Umadat v. Costco Wholesale Corp. (Case No. 2:21-cv-4814; E.D.N.Y.). The Company filed an answer, denying the material allegations of the complaint. In April 2022, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law, as well as under the Fair Labor Standards Act, for failure to pay on a weekly basis and failure to pay overtime. Burian v. Costco Wholesale Corp. (Case No. 2:22-cv-02108; E.D.N.Y.). In September 2022, an amended complaint was filed, asserting class claims on behalf of certain non-exempt employees under New York Labor Law for failure to pay on a weekly basis. The Company responded by requesting permission to file a motion to dismiss. The court stayed the action pending the class settlement in the Cappadora matter noted above.
In February 2021, a former employee filed a class action against the Company alleging violations of California Labor Code regarding payment of wages, meal and rest periods, wage statements, reimbursement of expenses, payment of final wages to terminated employees, and for unfair business practices. Edwards v. Costco Wholesale Corp. (Case No. 5:21-cv-00716: C.D. Cal.). In May 2021, the Company filed a motion to dismiss the complaint, which was granted with leave to amend. In June 2021, the plaintiff filed an amended complaint, which the Company moved to dismiss. The court granted the motion in part in July 2021 with leave to amend. In August 2021, the plaintiff filed a second amended complaint and filed a separate representative action under PAGA asserting the same Labor Code claims and seeking civil penalties and attorneys' fees. The Company filed an answer to the second amended class action complaint, denying the material allegations. The Company also filed an answer to the PAGA representative action, denying the material allegations. On September 27, 2022, the parties reached a settlement for an immaterial amount. The settlement requires court approval.
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

The Company has moved to compel arbitration of the plaintiff's individual claims and to dismiss the class action complaint. On September 7, 2021, the same former employee filed a separate representative action under PAGA, asserting the same Labor Code violations and seeking civil penalties and attorneys' fees. The case has been stayed pending resolution of the motion to compel in the related case.
In September 2021, an employee filed a class action against the Company alleging violations of the California Labor Code regarding failure to provide sick pay, failure to timely pay wages due at separation from employment, and for violations of California's unfair competition law. De Benning v. Costco Wholesale Corp. (Case No. 34-2021-00309030-CU-OE-GDS; Sacramento Superior Court). The Company answered the complaint in January 2022, denying its material allegations. In April 2022, a settlement for an immaterial amount was agreed upon, subject to court approval. Final approval of the settlement was granted on February 10, 2023.
In March 2022, an employee filed a class action against the Company alleging violations of the California Labor Code regarding the failure to: pay wages, provide meal and rest periods, provide accurate wage statements, timely pay final wages, and reimburse business expenses. Diaz v. Costco Wholesale Corp. (Case No. 22STCV09513; Los Angeles Superior Court). The Company filed an answer denying the material allegations. In December 2022, the case was settled for an immaterial amount.
In May 2022, an employee filed a PAGA-only representative action against the Company alleging claims under the California Labor Code regarding the payment of wages, meal and rest periods, the timeliness of wages and final wages, wage statements, accurate records and business expenses. Gonzalez v. Costco Wholesale Corp. (Case No. 22AHCV00255; Los Angeles Superior Court). The Company filed an answer denying the allegations.
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
Members of the Board of Directors, six corporate officers and the Company are defendants in a shareholder derivative action filed in June 2022 related to chicken welfare and alleged breaches of fiduciary duties. Smith, et ano. v. Vachris, et al., Superior Court of the State of Washington, County of King, No, 22-2-08937-7SEA. The complaint seeks from the individual defendants damages, injunctive relief, costs, and attorneys' fees. A motion to dismiss the amended complaint has been filed.
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
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended February 12, 2023
Total revenue	$40,145	$7,299	$7,822	$55,266
Operating income	1,295	284	324	1,903
12 Weeks Ended February 13, 2022
Total revenue	$37,567	$7,017	$7,320	$51,904
Operating income	1,179	301	332	1,812
24 Weeks Ended February 12, 2023
Total revenue	$80,290	$14,655	$14,758	$109,703
Operating income	2,531	572	551	3,654
24 Weeks Ended February 13, 2022
Total revenue	$73,884	$14,138	$14,245	$102,267
Operating income	2,297	594	614	3,505
52 Weeks Ended August 28, 2022
Total revenue	$165,294	$31,675	$29,985	$226,954
Operating income	5,268	1,346	1,179	7,793
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
Foods and Sundries	$21,926	$19,489	$43,374	$39,052
Non-Foods	14,741	15,105	28,773	29,267
Fresh Foods	7,376	6,959	14,093	13,398
Warehouse Ancillary and Other Businesses	10,196	9,384	21,436	18,637
Total net sales	$54,239	$50,937	$107,676	$100,354

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, percentages and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, inflation or deflation, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health-care costs), energy and certain commodities, geopolitical conditions (including tariffs and the Ukraine conflict), the ability to maintain effective internal control over financial reporting, regulatory and other impacts related to climate change, public-health related factors, and other risks identified from time to time in the Company's public statements and reports filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update these statements, except as required by law.
OVERVIEW
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q), as well as our consolidated financial statements, the accompanying Notes to Financial Statements, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2022 Form 10-K, filed with the United States Securities and Exchange Commission on October 5, 2022.
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
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Merchandise costs in the second quarter of 2023 continued to be impacted by inflation. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to cost increases. Those strategies can include, but are not limited to, working with our suppliers to share in absorbing cost increases, earlier-than-usual purchasing and in greater volumes, offering seasonal merchandise outside its season, as well as passing cost increases on to our members. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin and gross margin as a percentage of net sales (gross margin percentage).
We believe our gasoline business enhances traffic in our warehouses, but it generally has a lower gross margin percentage relative to our non-gasoline businesses. It also has lower SG&A expenses as a percent of net sales compared to our non-gasoline businesses. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect. Additionally, government actions in various countries relating to tariffs, particularly China and the United States, have affected the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Higher tariffs could adversely impact our results.
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

The membership format is an integral part of our business and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of our Executive members, and sustain high renewal rates materially influences our profitability. Our paid-membership growth rate may be adversely impacted when warehouse openings occur in existing markets as compared to new markets.
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
Our fiscal year ends on the Sunday closest to August 31. References to the second quarter of 2023 and 2022 relate to the 12-week fiscal quarters ended February 12, 2023, and February 13, 2022. References to the first half of 2023 and 2022 relate to the 24 weeks ended February 12, 2023, and February 13, 2022. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the second quarter of 2023 versus 2022 include:
•Net sales increased 6% to $54,239, driven by an increase in comparable sales of 5% and sales at 20 net new warehouses opened since the end of the second quarter of 2022;
•Membership fee revenue increased 6% to $1,027, driven by new member sign-ups, upgrades to Executive Membership, and a higher renewal rate;
•Gross margin percentage increased eight basis points, driven primarily by a LIFO charge recorded in the second quarter of 2022. This was partially offset by decreases in core merchandise categories;
•SG&A expenses as a percentage of net sales increased 13 basis points, primarily due to central operating costs;
•Net income was $1,466, $3.30 per diluted share, compared to $1,299, $2.92 per diluted share in 2022; and
•A quarterly cash dividend of $0.90 per share was declared on January 19, 2023 and paid on February 17, 2023.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
Net Sales	$54,239	$50,937	$107,676	$100,354
Changes in net sales:
U.S	7%	17%	9%	17%
Canada	4%	17%	4%	18%
Other International	7%	10%	4%	14%
Total Company	6%	16%	7%	16%
Changes in comparable sales:
U.S	6%	16%	8%	15%
Canada	4%	16%	3%	17%
Other International	4%	6%	—%	10%
Total Company	5%	14%	6%	15%
E-commerce	(10)%	13%	(7)%	13%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S	6%	11%	6%	11%
Canada	10%	12%	9%	10%
Other International	10%	9%	9%	10%
Total Company	7%	11%	7%	11%
E-commerce	(9)%	13%	(6)%	13%
Net Sales
Net sales increased $3,302 or 6%, and $7,322 or 7% during the second quarter and first half of 2023. This improvement was attributable to an increase in comparable sales of 5% and 6% in the second quarter and first half of 2023, and sales at the 20 net new warehouses opened since the end of the second quarter of 2022. Sales increased $2,490, or 6% and $4,523, or 6% in core merchandise categories during the second quarter and first half of 2023, led by foods and sundries and fresh foods; while non-foods decreased. Sales increased $812, or 9% and $2,799, or 15% in warehouse ancillary and other businesses during the second quarter and first half of 2023, led by gasoline, pharmacy and travel.
During the second quarter of 2023, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $937, 184 basis points, compared to the second quarter of 2022, attributable to our Canadian and Other International operations. The volume of gasoline sold increased approximately 9%, positively impacting net sales by $565, 111 basis points. Changes in gasoline prices did not materially impact net sales for the current quarter.
During the first half of 2023, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $2,471, 246 basis points, compared to the first half of 2022, attributable to our Canadian and Other International Operations. Higher gasoline prices positively impacted net sales by $1,254, 125 basis points, compared to 2022, with a 9% increase in the average price per gallon. The volume of gasoline sold increased approximately 10%, positively impacting net sales by $1,215, 121 basis points.

Comparable Sales
Comparable sales increased 5% and 6% in the second quarter and first half of 2023 and were positively impacted by increases in shopping frequency and the average ticket, which includes the effects of inflation and changes in foreign currency.
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
Membership fees	$1,027	$967	$2,027	$1,913
Membership fees increase	6%	10%	6%	10%
Total paid members (000s)	68,100	63,400	—	—
Total cardholders (000s)	123,000	114,800	—	—
Membership fee revenue increased 6% in both the second quarter and first half of 2023, driven by sign-ups, upgrades to Executive Membership, and a higher renewal rate. Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees by $20 and $52 in the second quarter and first half of 2023. At the end of the second quarter of 2023, our renewal rates were 92.6% in the U.S. and Canada and 90.5% worldwide. Renewal rates continue to benefit from more members auto renewing and increased penetration of Executive members, who on average renew at a higher rate. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Our membership counts include active memberships and memberships that have not renewed within the 12 months prior to the reporting date.
Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
Net sales	$54,239	$50,937	$107,676	$100,354
Less merchandise costs	48,423	45,517	96,192	89,469
Gross margin	$5,816	$5,420	$11,484	$10,885
Gross margin percentage	10.72%	10.64%	10.67%	10.85%
Quarterly Results
Total gross margin percentage increased eight basis points compared to the second quarter of 2022. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 10.73%, an increase of nine basis points. This was driven primarily by a 14 basis-point increase due to a LIFO charge recorded in the second quarter of 2022. Warehouse ancillary and other business also positively impacted gross margin by three basis points, predominantly gasoline, partially offset by e-commerce and pharmacy. Core merchandise categories negatively impacted gross margin by six basis points, predominantly in non-foods and fresh foods, partially offset by foods and sundries. Gross margin was negatively impacted by two basis points due to increased 2% rewards. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $91, compared to the second quarter of 2022, attributable to our Canadian and Other International operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 26 basis points. The decrease was across all categories, most significantly in fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.

Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. segment, largely due to the LIFO charge discussed above and an increase in our warehouse ancillary and other businesses, predominantly gasoline, partially offset by e-commerce. Gross margin percentage decreased in our Canadian and Other International segment due to decreases in core merchandise categories and increased 2% rewards, partially offset by warehouse ancillary and other businesses.
Year-to-date Results
Total gross margin percentage decreased 18 basis points compared to the first half of 2022. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 10.79%, a decrease of six basis points. This was primarily due to an 18 basis-point decrease in core merchandise categories, predominantly in non-foods and fresh foods, partially offset by foods and sundries, and a nine basis-point charge primarily related to downsizing our charter shipping activities during the first quarter of 2023. Gross margin was also negatively impacted by three basis points due to increased 2% rewards. Warehouse ancillary and other businesses positively impacted gross margin by 16 basis points, predominantly gasoline, partially offset by e-commerce. A smaller LIFO charge in the first half of 2023 compared to the first half of 2022 positively contributed eight basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $244, compared to the first half of 2022, attributable to our Canadian and Other International operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 29 basis points. The decrease was primarily due to fresh foods and non-foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Segment gross margin percentage increased in our U.S. segment, due to warehouse ancillary and other businesses and a smaller LIFO charge, partially offset by the charge related to downsizing our charter shipping activities and decreases in certain core merchandise categories, non-foods and fresh foods, partially offset by foods and sundries. Gross margin decreased in our Canadian and Other International segment due to decreases in core merchandise categories, partially offset by warehouse ancillary and other businesses. All segments were negatively impacted by increased 2% rewards.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
SG&A expenses	$4,940	$4,575	$9,857	$9,293
SG&A expenses as a percentage of net sales	9.11%	8.98%	9.15%	9.26%
Quarterly Results
SG&A expenses as a percentage of net sales increased 13 basis points. The effect of gasoline price inflation had no impact on SG&A expenses as a percentage of sales. The comparison to last year was negatively impacted by nine basis points in central operating costs partially attributable to a charge related to a tax audit covering multiple years. Warehouse operations and other businesses and stock compensation were both higher by two basis points. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $75 compared to the second quarter of 2022.

Year-to-date Results
SG&A expenses as a percentage of net sales decreased 11 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was flat compared to the first half of 2022. The comparison to last year was favorably impacted by 12 basis points from a write-off of certain information technology assets in the prior year. Warehouse operations and other businesses were higher by six basis points, largely attributable to the wage increases we instituted in 2022. Central operating costs were also higher by six basis points. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $196 compared to the first half of 2022.
Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
Interest expense	$34	$36	$68	$75
Interest expense is primarily related to Senior Notes and financing leases. The decrease in interest expense for the first half of 2023 was due to repayment of the 2.300% Senior Notes on December 1, 2021.
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
Interest income	$105	$6	$159	$15
Foreign-currency transaction gains (losses), net	3	12	(6)	38
Other, net	6	7	14	14
Interest income and other, net	$114	$25	$167	$67
The increase in interest income in the second quarter and first half of 2023 was due to higher global interest rates. Foreign-currency transaction gains (losses), net, include mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 28, 2022.
Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 12, 2023	February 13, 2022	February 12, 2023	February 13, 2022
Provision for income taxes	$517	$481	$923	$832
Effective tax rate	26.1%	26.7%	24.6%	23.8%
The effective tax rate for the first half of 2023 was impacted by net discrete tax benefits of $57, primarily due to excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.1% for the first half of 2023.
The effective tax rate for the first half of 2022 was impacted by net discrete tax benefits of $91, primarily due to excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.4% for the first half of 2022.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 12, 2023	February 13, 2022
Net cash provided by operating activities	$5,802	$3,659
Net cash used in investing activities	(1,865)	(1,393)
Net cash used in financing activities	(1,215)	(1,667)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $13,705 and $11,049 at February 12, 2023, and August 28, 2022. Of these balances, unsettled credit and debit card receivables represented approximately $2,083 and $2,010 at February 12, 2023, and August 28, 2022. These receivables generally settle within four days.
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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $5,802 in the first half of 2023, compared to $3,659 in the first half of 2022. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory turnover, the forward deployment of inventory to accelerate delivery times, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,865 in the first half of 2023, compared to $1,393 in the first half of 2022, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.

Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first half of 2023, we spent $1,947 on capital expenditures, and it is our current intention to spend approximately $3,800 to $4,200 during fiscal 2023. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 12 new warehouses, including two relocations, in the first half of 2023 and plan to open 15 additional new warehouses, including one relocation, in the remainder of fiscal 2023. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,215 in the first half of 2023, compared to $1,667 in the first half of 2022. Cash flow used in financing activities during the first half of 2023 was primarily related to the payment of dividends, withholding taxes on stock-based awards, and repurchases of common stock. In the first half of 2022, cash flow used in financing activities was primarily due to the repayment of our 2.300% Senior Notes.
Dividends
A quarterly cash dividend of $0.90 per share was declared on January 19, 2023, payable to shareholders of record on February 3, 2023, which was paid on February 17, 2023.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires in January 2027. During the first half of 2023 and 2022, we repurchased 579,000 and 236,000 shares of common stock, at an average price per share of $492.06 and $498.00, totaling approximately $285 and $118. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $3,955 at the end of the second quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At February 12, 2023, we had borrowing capacity under these facilities of $1,269. Our international operations maintain $781 of this capacity under bank credit facilities, of which $177 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities were $45 and $88 at the end of the second quarter of 2023 and at the end of fiscal 2022.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $231. The outstanding commitments under these facilities at the end of the second quarter of 2023 totaled $191, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.

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
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of February 12, 2023 and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the second quarter of 2023 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 21, 2022 — December 18, 2022	91,000	$499.57	91,000	$2,621
December 19, 2022 — January 15, 2023	96,000	465.99	96,000	2,576
January 16, 2023 — February 12, 2023	107,000	498.61	107,000	3,955
Total second quarter	294,000	$488.30	294,000
 _______________
(1)Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027. This authorization revoked previously authorized but unused amounts, totaling $2,568.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information (amounts in whole dollars)
Disclosure pursuant to Section 2019 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.
During the second quarter of 2023, we had two individual cardholders under a business membership in the name of the Embassy of the Islamic Republic of Iran at our subsidiary in Mexico. Gross revenue in the second quarter of 2023 attributable to the membership was approximately $145, and our estimated profit on these transactions was less than $10. The membership was canceled during the second quarter of 2023. The Company does not intend to continue these activities.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		10-Q	5/8/2022	6/2/2022

10.1	Eleventh Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 8, 2023	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek Chief Executive Officer and Director

March 8, 2023	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director