Form 10-Q
period 2023-05-07
COSTCO WHOLESALE CORP /NEW
filed 2023-06-01
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 7, 2023
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

The number of shares outstanding of the issuer's common stock as of May 24, 2023 was 443,148,481.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
REVENUE
Net sales	$52,604	$51,612	$160,280	$151,966
Membership fees	1,044	984	3,071	2,897
Total revenue	53,648	52,596	163,351	154,863
OPERATING EXPENSES
Merchandise costs	47,175	46,355	143,367	135,824
Selling, general and administrative	4,794	4,450	14,651	13,743
Operating income	1,679	1,791	5,333	5,296
OTHER INCOME (EXPENSE)
Interest expense	(36)	(35)	(104)	(110)
Interest income and other, net	128	71	295	138
INCOME BEFORE INCOME TAXES	1,771	1,827	5,524	5,324
Provision for income taxes	469	455	1,392	1,287
Net income including noncontrolling interests	1,302	1,372	4,132	4,037
Net income attributable to noncontrolling interests	—	(19)	—	(61)
NET INCOME ATTRIBUTABLE TO COSTCO	$1,302	$1,353	$4,132	$3,976
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$2.94	$3.05	$9.31	$8.96
Diluted	$2.93	$3.04	$9.30	$8.94
Shares used in calculation (000s):
Basic	443,814	443,700	443,843	443,567
Diluted	444,360	444,886	444,455	444,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,302	$1,372	$4,132	$4,037
Foreign-currency translation adjustment and other, net	(8)	(388)	149	(495)
Comprehensive income	1,294	984	4,281	3,542
Less: Comprehensive (loss) income attributable to noncontrolling interests	—	(13)	—	31
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$1,294	$997	$4,281	$3,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	May 7, 2023	August 28, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,493	$10,203
Short-term investments	1,215	846
Receivables, net	2,502	2,241
Merchandise inventories	16,324	17,907
Other current assets	1,755	1,499
Total current assets	34,289	32,696
OTHER ASSETS
Property and equipment, net	25,931	24,646
Operating lease right-of-use assets	2,806	2,774
Other long-term assets	3,726	4,050
TOTAL ASSETS	$66,752	$64,166
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$16,853	$17,848
Accrued salaries and benefits	4,117	4,381
Accrued member rewards	2,076	1,911
Deferred membership fees	2,436	2,174
Current portion of long-term debt	—	73
Other current liabilities	6,226	5,611
Total current liabilities	31,708	31,998
OTHER LIABILITIES
Long-term debt, excluding current portion	6,497	6,484
Long-term operating lease liabilities	2,507	2,482
Other long-term liabilities	2,467	2,555
TOTAL LIABILITIES	43,179	43,519
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,222,000 and 442,664,000 shares issued and outstanding	2	2
Additional paid-in capital	7,211	6,884
Accumulated other comprehensive loss	(1,680)	(1,829)
Retained earnings	18,035	15,585
Total Costco stockholders’ equity	23,568	20,642
Noncontrolling interests	5	5
TOTAL EQUITY	23,573	20,647
TOTAL LIABILITIES AND EQUITY	$66,752	$64,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended May 7, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 12, 2023	443,550	$2	$7,123	$(1,672)	$17,341	$22,794	$5	$22,799
Net income	—	—	—	—	1,302	1,302	—	1,302
Foreign-currency translation adjustment and other, net	—	—	—	(8)	—	(8)	—	(8)
Stock-based compensation	—	—	94	—	—	94	—	94
Release of vested restricted stock units (RSUs), including tax effects	1	—	—	—	—	—	—	—
Repurchases of common stock	(329)	—	(6)	—	(156)	(162)	—	(162)
Cash dividend declared	—	—	—	—	(452)	(452)	—	(452)
BALANCE AT MAY 7, 2023	443,222	$2	$7,211	$(1,680)	$18,035	$23,568	$5	$23,573

	12 Weeks Ended May 8, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 13, 2022	443,279	$4	$7,186	$(1,246)	$13,474	$19,418	$558	$19,976
Net income	—	—	—	—	1,353	1,353	19	1,372
Foreign-currency translation adjustment and other, net	—	—	—	(356)	—	(356)	(32)	(388)
Stock-based compensation	—	—	91	—	—	91	—	91
Release of vested RSUs, including tax effects	4	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(254)	—	(4)	—	(135)	(139)	—	(139)
Cash dividend declared	—	—	—	—	(398)	(398)	—	(398)
BALANCE AT MAY 8, 2022	443,029	$4	$7,272	$(1,602)	$14,294	$19,968	$545	$20,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	36 Weeks Ended May 7, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 28, 2022	442,664	$2	$6,884	$(1,829)	$15,585	$20,642	$5	$20,647
Net income	—	—	—	—	4,132	4,132	—	4,132
Foreign-currency translation adjustment and other, net	—	—	—	149	—	149	—	149
Stock-based compensation	—	—	645	—	—	645	—	645
Release of vested restricted stock units (RSUs), including tax effects	1,466	—	(302)	—	—	(302)	—	(302)
Repurchases of common stock	(908)	—	(16)	—	(431)	(447)	—	(447)
Cash dividends declared	—	—	—	—	(1,251)	(1,251)	—	(1,251)
BALANCE AT MAY 7, 2023	443,222	$2	$7,211	$(1,680)	$18,035	$23,568	$5	$23,573

	36 Weeks Ended May 8, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 29, 2021	441,825	$4	$7,031	$(1,137)	$11,666	$17,564	$514	$18,078
Net income	—	—	—	—	3,976	3,976	61	4,037
Foreign-currency translation adjustment and other, net	—	—	—	(465)	—	(465)	(30)	(495)
Stock-based compensation	—	—	609	—	—	609	—	609
Release of vested RSUs, including tax effects	1,694	—	(360)	—	—	(360)	—	(360)
Repurchases of common stock	(490)	—	(8)	—	(249)	(257)	—	(257)
Cash dividends declared	—	—	—	—	(1,099)	(1,099)	—	(1,099)
BALANCE AT MAY 8, 2022	443,029	$4	$7,272	$(1,602)	$14,294	$19,968	$545	$20,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	36 Weeks Ended
	May 7, 2023	May 8, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$4,132	$4,037
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,389	1,299
Non-cash lease expense	300	240
Stock-based compensation	643	606
Other non-cash operating activities, net	72	(62)
Impairment of assets	391	118
Deferred income taxes	(22)	(2)
Changes in operating assets and liabilities:
Merchandise inventories	1,596	(3,633)
Accounts payable	(872)	1,766
Other operating assets and liabilities, net	(286)	517
Net cash provided by operating activities	7,343	4,886
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(947)	(588)
Maturities of short-term investments	594	840
Additions to property and equipment	(2,767)	(2,632)
Other investing activities, net	(27)	(48)
Net cash used in investing activities	(3,147)	(2,428)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(698)	(195)
Proceeds from short-term borrowings	667	175
Repayments of long-term borrowings	(75)	(800)
Tax withholdings on stock-based awards	(302)	(360)
Repurchases of common stock	(446)	(254)
Cash dividend payments	(799)	(701)
Other financing activities, net	(297)	(208)
Net cash used in financing activities	(1,950)	(2,343)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	44	(180)
Net increase (decrease) in cash and cash equivalents	2,290	(65)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	10,203	11,258
CASH AND CASH EQUIVALENTS END OF PERIOD	$12,493	$11,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of the year for:
Interest	$86	$102
Income taxes, net	$1,443	$1,121
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$452	$398
Financing lease assets obtained in exchange for new or modified leases	$101	$631
Operating lease assets obtained in exchange for new or modified leases	$160	$67
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At May 7, 2023, Costco operated 852 warehouses worldwide: 586 in the United States (U.S.) located in 46 states, Washington, D.C., and Puerto Rico, 107 in Canada, 40 in Mexico, 32 in Japan, 29 in the United Kingdom (U.K.), 18 in Korea, 14 in Taiwan, 14 in Australia, four in Spain, three in China, two in France, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce websites in the U.S., Canada, U.K., Mexico, Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2023 is a 53-week year ending on September 3, 2023. References to the third quarter of 2023 and 2022 relate to the 12-week fiscal quarters ended May 7, 2023, and May 8, 2022. References to the first thirty-six weeks of 2023 and 2022 relate to the 36 weeks ended May 7, 2023, and May 8, 2022.
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

Reclassification
Reclassifications were made to the condensed consolidated statement of cash flows for the first thirty-six weeks of 2022 to conform with current year presentation.
Leases
The Company leases land, buildings, equipment, and other assets at warehouses, offices, or within the operations that support supply chain and distribution channels. The Company reviews lease right-of-use assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company also occasionally revisits and modifies the terms of its leasing arrangements. During the first quarter and third quarter of 2023, the Company recognized charges of $93 and $298, primarily related to the impairment of certain leased assets associated with charter shipping activities. This charge is included in merchandise costs.
Note 2—Investments
The Company's investments were as follows:

May 7, 2023:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$602	$(2)	$600
Held-to-maturity:
Certificates of deposit	615	—	615
Total short-term investments	$1,217	$(2)	$1,215

August 28, 2022:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$534	$(5)	$529
Held-to-maturity:
Certificates of deposit	317	—	317
Total short-term investments	$851	$(5)	$846
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended May 7, 2023, and August 28, 2022. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first thirty-six weeks of 2023 or 2022.
The maturities of available-for-sale and held-to-maturity securities at May 7, 2023 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$126	$125	$615
Due after one year through five years	324	324	—
Due after five years	152	151	—
Total	$602	$600	$615

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the fair-value hierarchy reflecting the valuation techniques utilized.

	Level 2
	May 7, 2023	August 28, 2022
Investment in government and agency securities	$600	$529
Forward foreign-exchange contracts, in asset position(1)	6	34
Forward foreign-exchange contracts, in (liability) position(1)	(11)	(2)
Total	$595	$561
 _______________
(1)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At May 7, 2023, and August 28, 2022, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first thirty-six weeks of 2023 or 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. Please see Note 1 for additional information.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	May 7, 2023	August 28, 2022
2.750% Senior Notes due May 2024	$1,000	$1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	525	590
Total long-term debt	6,525	6,590
Less unamortized debt discounts and issuance costs	28	33
Less current portion(1)	—	73
Long-term debt, excluding current portion	$6,497	$6,484
 _______________
(1)Net of unamortized debt discounts and issuance costs.
The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $5,907 and $6,033 at May 7, 2023, and August 28, 2022.

Note 5—Equity
Dividends
A quarterly cash dividend of $1.02 per share was declared on April 19, 2023 and paid on May 19, 2023. The Company's quarterly dividend was $0.90 per share in the third quarter of 2022 and dividends totaled $2.82 and $2.48 per share in the first thirty-six weeks of 2023 and 2022.
Share Repurchase Program
The Company's share repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. At May 7, 2023, the remaining amount available under the program was $3,793. The following table summarizes the Company's stock repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Third quarter of 2023	329	$492.71	$162
First thirty-six weeks of 2023	908	$492.30	$447

Third quarter of 2022	254	$547.38	$139
First thirty-six weeks of 2022	490	$523.61	$257
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
Summary of Restricted Stock Unit Activity
At May 7, 2023, 8,724,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•2,898,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of a long-service term;
•41,000 performance-based RSUs granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•135,000 performance-based RSUs granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2023, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below. The Company recognized compensation expense for these awards in the third quarter of 2023, as it is currently deemed probable that the targets will be achieved.

The following table summarizes RSU transactions during the first thirty-six weeks of 2023:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 28, 2022	3,449	$338.41
Granted	1,814	471.47
Vested and delivered	(2,096)	352.56
Forfeited	(93)	396.50
Outstanding at May 7, 2023	3,074	$405.51
The remaining unrecognized compensation cost related to RSUs unvested at May 7, 2023, was $930, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
Stock-based compensation expense	$94	$90	$643	$606
Less recognized income tax benefits	21	20	134	128
Stock-based compensation expense, net	$73	$70	$509	$478
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
Net income attributable to Costco	$1,302	$1,353	$4,132	$3,976
Weighted average basic shares	443,814	443,700	443,843	443,567
RSUs	546	1,186	612	1,235
Weighted average diluted shares	444,360	444,886	444,455	444,802

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
The Company is a defendant in an action commenced in July 2013 under the California Labor Code Private Attorneys General Act (PAGA) alleging violation of California Wage Order 7-2001 for failing to provide seating to employees who work at entrance and exit doors in California warehouses. Canela v. Costco Wholesale Corp. (Case No. 2013-1-CV-248813; Santa Clara Superior Court). The complaint seeks relief under the California Labor Code, including civil penalties and attorneys’ fees. The Company filed an answer denying the material allegations of the complaint. On April 26, 2023, the court entered a final judgment in favor of the Company.
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
In December 2020, a former employee filed suit against the Company asserting collective and class claims on behalf of non-exempt employees under the Fair Labor Standards Act and New York Labor Law for failure to pay for all hours worked, failure to pay certain non-exempt employees on a weekly basis, and failure to provide proper wage statements and notices. The plaintiff also asserted individual retaliation claims. Cappadora v. Costco Wholesale Corp. (Case No. 1:20-cv-06067; E.D.N.Y.). An amended complaint was filed, and the Company denied the material allegations of the amended complaint. Based on an agreement in principle concerning settlement of the matter, involving a proposed payment by the Company of an immaterial amount, the federal action has been dismissed. In April 2022, Cappadora and a second plaintiff filed an action against the Company in New York state court, asserting the same class claims asserted in the federal action under the New York Labor Law and seeking preliminary approval of the class settlement. Cappadora and Sancho v. Costco Wholesale Corp. (Index No. 604757/2022; Nassau County Supreme Court). Following final approval of the settlement, the case was dismissed on April 14, 2023.
In August 2021, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law for failure to pay on a weekly basis. Umadat v. Costco Wholesale Corp. (Case No. 2:21-cv-4814; E.D.N.Y.). The Company filed an answer, denying the material allegations of the complaint. In April 2022, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law, as well as under the Fair Labor Standards Act, for failure to pay on a weekly basis and failure to pay overtime. Burian v. Costco Wholesale Corp. (Case No. 2:22-cv-02108; E.D.N.Y.). In September 2022, an amended complaint was filed, asserting class claims on behalf of certain non-exempt employees under New York Labor Law for failure to pay on a weekly basis. In April 2023 the case was settled on an individual basis for an immaterial amount.
In February 2021, a former employee filed a class action against the Company alleging violations of California Labor Code regarding payment of wages, meal and rest periods, wage statements, reimbursement of expenses, payment of final wages to terminated employees, and for unfair business practices. Edwards v. Costco Wholesale Corp. (Case No. 5:21-cv-00716: C.D. Cal.). In May 2021, the Company filed a motion to dismiss the complaint, which was granted with leave to amend. In June 2021, the plaintiff filed an amended complaint, which the Company moved to dismiss. The court granted the motion in part in July 2021 with leave to amend. In August 2021, the plaintiff filed a second amended complaint and filed a separate representative action under PAGA asserting the same Labor Code claims and seeking civil penalties and attorneys' fees. The Company filed an answer to the second amended class action complaint, denying the material allegations. The Company also filed an answer to the PAGA representative action, denying the material allegations. On September 27, 2022, the parties reached a settlement for an immaterial amount. A hearing for final court approval is set for September 11, 2023.
In July 2021, a former temporary staffing employee filed a class action against the Company and a staffing company alleging violations of the California Labor Code regarding payment of wages, meal and rest periods, wage statements, the timeliness of wages and final wages, and for unfair business practices. Dimas v. Costco Wholesale Corp. (Case No. STK-CV-UOE-2021-0006024; San Joaquin Superior Court). The Company has moved to compel arbitration of the plaintiff's individual claims and to dismiss the class action complaint. On September 7, 2021, the same plaintiff filed a separate representative action under

PAGA, asserting the same Labor Code violations and seeking civil penalties and attorneys' fees. The case has been stayed pending arbitration of the plaintiff’s individual claims.
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
Beginning in December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are cases filed against the Company by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a third-party payor in Ohio, and a hospital in Texas, class actions filed on behalf of infants born with opioid-related medical conditions in 40 states, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 43 states and American Samoa. Claims against the Company filed in federal court outside the MDL have been asserted by certain counties and cities in Florida and Georgia; claims filed by certain cities and counties in New York are pending in state court. Claims against the Company in state courts in New Jersey, Oklahoma, Utah, and Arizona have been dismissed. The Company is defending all of the pending matters.
Members of the Board of Directors, six corporate officers and the Company are defendants in a shareholder derivative action filed in June 2022 related to chicken welfare and alleged breaches of fiduciary duties. Smith, et ano. v. Vachris, et al., Superior Court of the State of Washington, County of King, No, 22-2-08937-7SEA. The complaint seeks from the individual defendants damages, injunctive relief, costs, and attorneys' fees. On March 28, 2023, the court granted the defendants’ motion to dismiss the action.
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
The following table provides information for the Company's reportable segments:

	United States Operations	Canadian Operations	Other International Operations	Total
12 Weeks Ended May 7, 2023
Total revenue	$39,049	$7,268	$7,331	$53,648
Operating income	1,027	327	325	1,679
12 Weeks Ended May 8, 2022
Total revenue	$38,534	$7,268	$6,794	$52,596
Operating income	1,205	324	262	1,791
36 Weeks Ended May 7, 2023
Total revenue	$119,339	$21,923	$22,089	$163,351
Operating income	3,558	899	876	5,333
36 Weeks Ended May 8, 2022
Total revenue	$112,418	$21,406	$21,039	$154,863
Operating income	3,502	918	876	5,296
52 Weeks Ended August 28, 2022
Total revenue	$165,294	$31,675	$29,985	$226,954
Operating income	5,268	1,346	1,179	7,793
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
Foods and Sundries	$21,298	$19,594	$64,672	$58,646
Non-Foods	13,087	13,810	41,860	43,077
Fresh Foods	7,194	6,813	21,287	20,211
Warehouse Ancillary and Other Businesses	11,025	11,395	32,461	30,032
Total net sales	$52,604	$51,612	$160,280	$151,966

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
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Merchandise costs in the third quarter of 2023 continued to be impacted by inflation. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to cost increases. Those strategies can include, but are not limited to, working with our suppliers to share in absorbing cost increases, earlier-than-usual purchasing and in greater volumes, as well as passing cost increases on to our members. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin and gross margin as a percentage of net sales (gross margin percentage).
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarter of 2023 and 2022 relate to the 12-week fiscal quarters ended May 7, 2023, and May 8, 2022. References to the first thirty-six weeks of 2023 and 2022 relate to the 36 weeks ended May 7, 2023, and May 8, 2022. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for the third quarter of 2023 versus 2022 include:
•Net sales increased 2% to $52,604, driven by sales at 23 net new warehouses opened since the end of the third quarter of 2022;
•Membership fee revenue increased 6% to $1,044, driven by new member sign-ups, upgrades to Executive Membership, and a higher renewal rate;
•Gross margin percentage increased 13 basis points, driven primarily by our core merchandise categories and the absence of a LIFO charge as was recorded in the third quarter of 2022. This was partially offset by a charge of $298, $0.50 per diluted share, predominantly related to the discontinuation of our charter shipping activities;
•SG&A expenses as a percentage of net sales increased 49 basis points, due to increased costs in warehouse operations and other businesses, primarily wages and benefits, driven by various wage increases effective in March and July 2022, and March 2023, as well as slower sales growth;
•In the third quarter of 2022 we incurred a one-time $77 pretax charge, $0.13 per diluted share, related to granting our employees additional vacation;
•Net income was $1,302, $2.93 per diluted share, compared to $1,353, $3.04 per diluted share in 2022; and
•A quarterly cash dividend of $1.02 per share was declared on April 19, 2023 and paid on May 19, 2023.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
Net Sales	$52,604	$51,612	$160,280	$151,966
Changes in net sales:
U.S.	1%	18%	6%	17%
Canada	—%	16%	2%	17%
Other International	8%	9%	5%	12%
Total Company	2%	16%	5%	16%
Changes in comparable sales:
U.S.	—%	17%	5%	16%
Canada	(1)%	15%	2%	16%
Other International	4%	6%	2%	8%
Total Company	—%	15%	4%	15%
E-commerce	(10)%	7%	(8)%	11%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S.	2%	11%	5%	11%
Canada	7%	13%	8%	11%
Other International	8%	9%	9%	10%
Total Company	3%	11%	6%	11%
E-commerce	(9)%	8%	(7)%	11%
Net Sales
Net sales increased $992 or 2%, and $8,314 or 5% during the third quarter and first thirty-six weeks of 2023. The improvement in the third quarter of 2023 was attributable to sales at the 23 net new warehouses opened since the end of the third quarter of 2022. The increase in net sales for the first thirty-six weeks of 2023 was driven primarily by a 4% increase in comparable sales. Sales increased $1,362, or 3% and $5,885, or 5% in core merchandise categories during the third quarter and first thirty-six weeks of 2023, led by foods and sundries and fresh foods; while non-foods decreased. Sales in warehouse ancillary and other businesses decreased $370, or 3% during the third quarter of 2023, due to lower gasoline prices, partially offset by increases in pharmacy, travel, food court and optical. Sales increased $2,429, or 8% in warehouse ancillary and other businesses during the first thirty-six weeks of 2023, led by gasoline, pharmacy and travel.
During the third quarter of 2023, lower gasoline prices negatively impacted net sales by $862, 167 basis points, compared to 2022, with a 12% decrease in the average price per gallon. The volume of gasoline sold increased approximately 1%, positively impacting net sales by $86, 17 basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $782, 152 basis points, compared to the third quarter of 2022, attributable to our Canadian and Other International operations.

During the first thirty-six weeks of 2023, higher gasoline prices positively impacted net sales by $392, 26 basis points, compared to 2022, with a slight increase in the average price per gallon. The volume of gasoline sold increased approximately 7%, positively impacting net sales by $1,301, 86 basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $3,253, 214 basis points, compared to the first thirty-six weeks of 2022, attributable to our Canadian and Other International operations.
Comparable Sales
Comparable sales were positively impacted by an increase in shopping frequency, largely offset by a decrease in average ticket in the third quarter of 2023. Comparable sales increased 4% in the first thirty-six weeks of 2023, driven by an increase in shopping frequency.
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
Membership fees	$1,044	$984	$3,071	$2,897
Membership fees increase	6%	9%	6%	10%
Total paid members (000s)	69,100	64,400	—	—
Total cardholders (000s)	124,700	116,600	—	—
Membership fee revenue increased 6% in both the third quarter and first thirty-six weeks of 2023, driven by new member sign-ups, upgrades to Executive Membership, and a higher renewal rate. Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees by $17 and $70 in the third quarter and first thirty-six weeks of 2023. At the end of the third quarter of 2023, our renewal rates were 92.6% in the U.S. and Canada and 90.5% worldwide. Renewal rates continue to benefit from more members auto renewing and increased penetration of Executive members, who on average renew at a higher rate. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Our membership counts include active memberships and memberships that have not renewed within the 12 months prior to the reporting date.
Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
Net sales	$52,604	$51,612	$160,280	$151,966
Less merchandise costs	47,175	46,355	143,367	135,824
Gross margin	$5,429	$5,257	$16,913	$16,142
Gross margin percentage	10.32%	10.19%	10.55%	10.62%
Quarterly Results
Total gross margin percentage increased 13 basis points compared to the third quarter of 2022. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 10.16%, a decrease of three basis points. This was driven by a net 52 basis-point decrease due to a charge, primarily for the discontinuation of our charter shipping activities and the benefit from the absence of a charge related to granting employees additional vacation as was recorded in the third quarter of 2022. Increased 2% rewards negatively impacted gross margin by nine basis points. Gross margin was positively impacted by 25 basis points due to the absence of a LIFO charge as was recorded in the third quarter of 2022. Core merchandise categories positively impacted gross margin by 24 basis points, due to foods and sundries, partially offset by non-foods. Warehouse ancillary and other businesses positively impacted gross margin by nine basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $81, compared to the third quarter of 2022, attributable to our Canadian and Other International operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 17 basis points. The increase was primarily due to foods and sundries and non-foods, partially offset by fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), performed similarly to the consolidated results above in our U.S. segment. Gross margin percentage increased in our Canadian and Other International segment due to increases in core merchandise categories and warehouse ancillary and other businesses. All segments were negatively impacted by increased 2% rewards.
Year-to-date Results
Total gross margin percentage decreased seven basis points compared to the first thirty-six weeks of 2022. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 10.58%, a decrease of four basis points. This was driven by charges in the first and third quarters of 2023 related to the downsizing and then discontinuation of our charter shipping activities, totaling 24 basis points. Gross margin was also negatively impacted by five basis points due to increased 2% rewards and three basis points due to decreases in core merchandise categories, predominantly in non-foods and fresh foods, partially offset by foods and sundries. Warehouse ancillary and other businesses, positively impacted gross margin by 14 basis points, predominantly gasoline, partially offset by e-commerce. A smaller LIFO charge in the first thirty-six weeks of 2023 compared to the first thirty-six weeks of 2022 also positively impacted gross margin by 14 basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $325, compared to the first thirty-six weeks of 2022, attributable to our Canadian and Other International operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased 14 basis points. The decrease was primarily due to fresh foods and non-foods, partially offset by foods and sundries.
Gross margin percentage was flat in our U.S. segment due to the charge related to the discontinuation of our charter shipping activities discussed above, offset by a smaller LIFO charge and increases in warehouse ancillary and other businesses, primarily gasoline. Gross margin percentage decreased in our Canadian and Other International segment due to decreases in core merchandise categories, partially offset by warehouse ancillary and other businesses. All segments were negatively impacted by increased 2% rewards.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
SG&A expenses	$4,794	$4,450	$14,651	$13,743
SG&A expenses as a percentage of net sales	9.11%	8.62%	9.14%	9.04%

Quarterly Results
SG&A expenses as a percentage of net sales increased 49 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 8.96%, an increase of 34 basis points. The comparison to last year was negatively impacted by 35 basis points in warehouse operations and other businesses, largely attributable to the increased wages and benefits that were effective in March and July 2022, and March 2023 and slower sales growth. Central operating costs were also higher by nine basis points, and preopening costs were higher by one basis point. SG&A was positively impacted by 11 basis points due to the absence of a charge related to granting our employees additional vacation as was recorded in the prior year. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $65 compared to the third quarter of 2022.
Year-to-date Results
SG&A expenses as a percentage of net sales increased 10 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was 9.16%, an increase of 12 basis points. The comparison to last year was negatively impacted by 16 basis points in warehouse operations and other businesses, largely attributable to the increased wages and benefits that were effective in March and July 2022, and March 2023 and slower sales growth. Central operating costs were also higher by seven basis points. SG&A was positively impacted by 11 basis points due to the absence of a write-off of certain information technology assets and a charge related to granting our employees additional vacation as were recorded in the prior year. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $261 compared to the first thirty-six weeks of 2022.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
Interest expense	$36	$35	$104	$110
Interest expense is primarily related to Senior Notes and financing leases. The decrease in interest expense for the first thirty-six weeks of 2023 was due to repayment of the 2.300% Senior Notes on December 1, 2021.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
Interest income	$110	$6	$269	$21
Foreign-currency transaction gains (losses), net	9	56	3	94
Other, net	9	9	23	23
Interest income and other, net	$128	$71	$295	$138
The increase in interest income in the third quarter and first thirty-six weeks of 2023 was due to higher global interest rates. Foreign-currency transaction gains (losses), net, include mark-to-market adjustments for forward foreign-exchange contracts and the revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 28, 2022.

Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 7, 2023	May 8, 2022	May 7, 2023	May 8, 2022
Provision for income taxes	$469	$455	$1,392	$1,287
Effective tax rate	26.5%	24.9%	25.2%	24.2%
The effective tax rate for the first thirty-six weeks of 2023 was impacted by net discrete tax benefits of $57, primarily due to excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.2%.
The effective tax rate for the first thirty-six weeks of 2022 was impacted by net discrete tax benefits of $114, primarily due to excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.3%.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 7, 2023	May 8, 2022
Net cash provided by operating activities	$7,343	$4,886
Net cash used in investing activities	(3,147)	(2,428)
Net cash used in financing activities	(1,950)	(2,343)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $13,708 and $11,049 at May 7, 2023, and August 28, 2022. Of these balances, unsettled credit and debit card receivables represented approximately $2,236 and $2,010 at May 7, 2023, and August 28, 2022. These receivables generally settle within four days.
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

Cash Flows from Operating Activities
Net cash provided by operating activities totaled $7,343 in the first thirty-six weeks of 2023, compared to $4,886 in the first thirty-six weeks of 2022. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory turnover, the forward deployment of inventory to accelerate delivery times, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $3,147 in the first thirty-six weeks of 2023, compared to $2,428 in the first thirty-six weeks of 2022, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first thirty-six weeks of 2023, we spent $2,767 on capital expenditures, and it is our current intention to spend approximately $3,800 to $4,200 during fiscal 2023. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 17 new warehouses, including three relocations, in the first thirty-six weeks of 2023 and plan to open nine additional new warehouses in the remainder of fiscal 2023. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,950 in the first thirty-six weeks of 2023, compared to $2,343 in the first thirty-six weeks of 2022. Cash flow used in financing activities during the first thirty-six weeks of 2023 was primarily related to the payment of dividends, repurchases of common stock, and withholding taxes on stock-based awards. In the first thirty-six weeks of 2022, cash flow used in financing activities included the repayment of our 2.300% Senior Notes and the payment of dividends.
Dividends
A quarterly cash dividend of $1.02 per share was declared on April 19, 2023, payable to shareholders of record on May 5, 2023, which was paid on May 19, 2023.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires in January 2027. During the first thirty-six weeks of 2023 and 2022, we repurchased 908,000 and 490,000 shares of common stock, at an average price per share of $492.30 and $523.61, totaling approximately $447 and $257. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $3,793 at the end of the third quarter.

Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At May 7, 2023, we had borrowing capacity under these facilities of $1,312. Our international operations maintain $824 of this capacity under bank credit facilities, of which $174 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the consolidated balance sheets, were $54 and $88 at the end of the third quarter of 2023 and at the end of fiscal 2022.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $226. The outstanding commitments under these facilities at the end of the third quarter of 2023 totaled $189, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of May 7, 2023 and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of 2023 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 13, 2022 — March 12, 2023	108,000	$490.87	108,000	$3,902
March 13, 2023 — April 9, 2023	109,000	489.45	109,000	3,849
April 10, 2023 — May 7, 2023	112,000	497.64	112,000	3,793
Total third quarter	329,000	$492.71	329,000
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

COSTCO WHOLESALE CORPORATION (Registrant)

May 31, 2023	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek Chief Executive Officer and Director

May 31, 2023	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director