Form 10-K
period 2023-09-03
COSTCO WHOLESALE CORP /NEW
filed 2023-10-11
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 3, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 12, 2023 was $221,351,787,419.
The number of shares outstanding of the registrant’s common stock as of October 3, 2023, was 442,740,572.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 18, 2024, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 3, 2023

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
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983, in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, Mexico, Japan, the United Kingdom (U.K.), Korea, Australia, Taiwan, China, Spain, France, Iceland, New Zealand, and Sweden. Costco operated 861, 838, and 815 warehouses worldwide at September 3, 2023, August 28, 2022, and August 29, 2021. The Company operates e-commerce websites in the U.S., Canada, Mexico, the U.K., Korea, Taiwan, Japan, and Australia. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is increased net sales and earnings during the winter holiday season. References to 2023 relate to the 53-week fiscal year ended September 3, 2023. References to 2022 and 2021 relate to the 52-week fiscal years ended August 28, 2022, and August 29, 2021.
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
We buy most of our merchandise directly from suppliers and route it to cross-docking consolidation points (depots) or directly to our warehouses. Our depots receive large shipments from suppliers and quickly ship these goods to warehouses. This process creates freight volume and handling efficiencies, lowering costs associated with traditional multiple-step distribution channels. Our e-commerce operations ship merchandise through our depots and logistics operations, as well as through drop-ship and other delivery arrangements with our suppliers.
Our average warehouse space is approximately 147,000 square feet, with newer units being slightly larger. Floor plans are designed for economy and efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and low prices, our warehouses are not elaborate. By strictly controlling the entrances and exits and using a membership format, we believe our inventory losses (shrinkage) are well below those of typical retail operations.
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
We offer merchandise and services in the following categories:
Core Merchandise Categories (or core business):
•Foods and Sundries (including sundries, dry grocery, candy, cooler, freezer, deli, liquor, and tobacco)
•Non-Foods (including major appliances, electronics, health and beauty aids, hardware, garden and patio, sporting goods, tires, toys and seasonal, office supplies, automotive care, postage, tickets, apparel, small appliances, furniture, domestics, housewares, special order kiosk, and jewelry)
•Fresh Foods (including meat, produce, service deli, and bakery)
Warehouse Ancillary (includes gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and Other Businesses (includes e-commerce1, business centers1, travel, and other)
Warehouse ancillary businesses operate primarily within or next to our warehouses, encouraging members to shop more frequently. The number of warehouses with gas stations varies significantly by country, and we have no gasoline business in Korea, China, or Sweden. We operated 692 gas stations at the end of 2023. Our gasoline business represented approximately 13% of total net sales in 2023.
Our other businesses sell products and services that complement our warehouse operations (core and warehouse ancillary businesses). Our e-commerce operations give members convenience and a broader selection of goods and services. Net sales for e-commerce represented approximately 6% of total net sales in 2023. This figure does not include other services we offer online in certain countries such as business delivery, travel, same-day grocery, and various other services. Our business centers carry items
1 E-commerce and business centers are allocated to the appropriate merchandise categories in the Net Sales portion of Item 7.

tailored specifically for food services, convenience stores and offices, and offer walk-in shopping and deliveries. Business centers are included in our total warehouse count. Costco Travel offers vacation packages, car rentals, cruises, hotels, and other travel products exclusively for Costco members (offered in the U.S., Canada, and the U.K.).
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
Our member renewal rate was 92.7% in the U.S. and Canada and 90.4% worldwide at the end of 2023. The majority of members renew within six months following their renewal date. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date.
Our membership was made up of the following (in thousands):

	2023	2022	2021
Gold Star	58,800	54,000	50,200
Business, including affiliates	12,200	11,800	11,500
Total paid members	71,000	65,800	61,700
Household cards	56,900	53,100	49,900
Total cardholders	127,900	118,900	111,600
Paid cardholders (except affiliates) are eligible to upgrade to an Executive membership in the U.S., for an additional annual fee of $60. Executive memberships are also available in Canada, Mexico, the U.K., Japan, Korea, Taiwan, and Australia, for which the additional fee varies. Executive members earn a 2% reward on qualified purchases (generally up to a maximum reward of $1,000 per year), redeemable at Costco warehouses. This program offers services that vary by state and country and provide access to additional savings and benefits on various business and consumer services, such as auto and home insurance, the Costco auto purchase program, and check printing. Executive members totaled 32.3 million and represented 45.4% of paid members. The sales penetration of Executive members represented approximately 72.8% of worldwide net sales in 2023.
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

Employee Base
At the end of 2023, we employed 316,000 employees worldwide. Approximately 95% are employed in our membership warehouses and distribution channels, and approximately 5% are represented by unions. We also utilize seasonal employees.
The total number of employees by segment was:

	2023	2022	2021
United States	208,000	202,000	192,000
Canada	51,000	50,000	47,000
Other International	57,000	52,000	49,000
Total employees	316,000	304,000	288,000

Growth and Engagement
We believe that our warehouses are among the most productive in the retail industry, owing largely to the commitment and efficiency of our employees. We seek to provide them not merely with employment but careers. Many attributes of our business contribute to the objective. The more significant include: competitive compensation and benefits for those working in our membership warehouses and distributions channels; a commitment to promoting from within; and a target ratio of at least 50% of our employee base being full-time employees. These attributes contribute to what we consider, especially for the industry, a high retention rate. In 2023, in the U.S. that rate was approximately 90% for employees who have been with us for at least one year.
Diversity, Equity and Inclusion
The commitment to “Take Care of Our Employees” is also the foundation of our approach to promoting diversity, equity and inclusion and creating an inclusive and respectful workplace. We strive for an environment where all employees feel that they belong, are accepted, included, respected and supported because of who they are. We demonstrate leadership commitment to equity through consistent communication, employee development and education, support of diversity and inclusion initiatives within the organization, community involvement, and supplier diversity. Costco continues its efforts to develop future leaders, including through the supervisor in training programs. In 2023, over 7,800 hourly employees completed the 6-week course.
Well Being
Costco strives to provide our employees with competitive wages and excellent benefits. In March 2023, we increased the top of the wage scales by 85 cents per hour in the U.S, Canada and Puerto Rico. In September of 2023, we increased the starting wage to at least $18.50 for all entry-level positions in the U.S. We have also expanded our benefits in the U.S. to include additional mental health support for children and adults at little to no cost to our employees. Costco is firmly committed to protecting the health and safety of our members and employees and to serving our communities.
For more detailed information regarding our programs and initiatives, see “Employees” within our Sustainability Commitment (located on our website). The Sustainability Commitment and other information on our website are not incorporated by reference into and do not form any part of this Annual Report.
Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location, convenience, distribution strategy, and customer service. We compete on a worldwide basis with global, national, and regional wholesalers and retailers, including supermarkets, supercenters, online retailers, gasoline stations, hard discounters, department and specialty stores, and operators selling a single category or narrow range of merchandise. Walmart, Target, Kroger, and Amazon are among our significant general merchandise retail competitors in the U.S. We also compete with other warehouse clubs, including Walmart’s Sam’s Club and BJ’s Wholesale Club in the U.S. Many of the major metropolitan areas in the U.S. and certain of our Other International locations have multiple competing clubs.
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

Information about our Executive Officers
The executive officers of Costco, their position, and ages are listed below. All have over 25 years of service with the Company, with the exception of Mr. Sullivan who has 22 years of service.

Name	Position	Executive Officer Since	Age
W. Craig Jelinek	Chief Executive Officer. Mr. Jelinek has been a director since February 2010. Mr. Jelinek previously was President and CEO from January 2012 to February 2022. He was President and Chief Operating Officer from February 2010 to December 2011. Prior to that he was Executive Vice President, Chief Operating Officer, Merchandising since 2004.	1995	71
Ron M. Vachris	President and Chief Operating Officer. Mr. Vachris has been a director since February 2022. Mr. Vachris previously served as Executive Vice President of Merchandising from June 2016 to January 2022, as Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region, from 2010 to July 2015.	2016	58
Richard A. Galanti	Executive Vice President and Chief Financial Officer. Mr. Galanti has been a director since January 1995.	1993	67
Jim C. Klauer	Executive Vice President, Chief Operating Officer, Northern Division. Mr. Klauer was Senior Vice President, Non-Foods and E-commerce Merchandise, from 2013 to January 2018.	2018	61
Russ D. Miller	Senior Executive Vice President, U.S. Operations. Mr. Miller was Executive Vice President, Chief Operating Officer, Southwest Division and Mexico, from January 2018 to May 2022. Mr. Miller was Senior Vice President, Western Canada Region, from 2001 to January 2018.	2018	66
Patrick J. Callans	Executive Vice President, Administration. Mr. Callans was Senior Vice President, Human Resources and Risk Management, from 2013 to December 2018.	2019	61
Yoram B. Rubanenko	Executive Vice President, Chief Operating Officer, Eastern Division. Mr. Rubanenko was Senior Vice President and General Manager, Southeast Region, from 2013 to September 2021, and Vice President, Regional Operations Manager for the Northeast Region, from 1998 to 2013.	2021	59
John Sullivan	Executive Vice President, General Counsel & Corporate Secretary. Mr. Sullivan has been General Counsel since 2016 and Corporate Secretary since 2010.	2021	63
Claudine E. Adamo	Executive Vice President, Merchandising. Ms. Adamo was Senior Vice President, Non-Foods, from 2018 to February 2022, and Vice President, Non-Foods, from 2013 to 2018.	2022	53
Caton Frates	Executive Vice President, Chief Operating Officer, Southwest Division. Mr. Frates was Senior Vice President, Los Angeles Region, from 2015 to May 2022.	2022	55
Pierre Riel	Executive Vice President, Chief Operating Officer, International Division. Mr. Riel was Senior Vice President, Country Manager, Canada, from 2019 to March 2022, and Senior Vice President, Eastern Canada Region, from 2001 to 2019.	2022	60
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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 87% and 84% of net sales and operating income in 2023. Within the U.S., we are highly dependent on our California operations, which comprised 27% of U.S. net sales in 2023. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality and innovative new products.
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
IT systems play a crucial role in conducting our business. These systems are utilized to process a very high volume of transactions, conduct payment transactions, track and value our inventory and produce reports critical for making business decisions. Failure or disruption of these systems could have an adverse impact on our ability to buy products and services from our suppliers, produce goods in our manufacturing plants, move the products in an efficient manner to our warehouses and sell products to our members. We are undertaking large technology and IT transformation projects. The failure of these projects could adversely impact our business plans and potentially impair our day to day business operations. Given the high volume of transactions we process, it is important that we build strong digital resiliency to prevent disruption from events such as power outages, computer and telecommunications failures, viruses, internal or external security breaches, errors by employees, and catastrophic events such as fires, earthquakes, tornadoes and hurricanes. Any debilitating failure of our critical IT systems, data centers and backup systems would require significant investments in resources to restore IT services and may cause serious impairment in our business operations including loss of business services, increased cost of moving merchandise and failure to provide service to our members. We are currently making substantial investments in maintaining and enhancing our digital resiliency and failure or delay in these projects could be costly and harmful to our business. Failure to deliver IT transformation efforts efficiently and effectively could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Insufficient IT capacity could also impact our capacity for timely, complete and accurate financial and non-financial reporting required by law.

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
Increased security threats and more sophisticated cyber misconduct pose a risk to our systems, networks, products and services. We rely upon IT systems and networks, some of which are managed by or belong to third parties, including suppliers, partners, vendors, and service providers. Additionally, we collect, store and process sensitive information relating to our business, members, employees, and other third parties. Operating these IT systems and networks, and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Increased remote work has also increased the possible attack surfaces. Attempts to gain unauthorized access to systems, networks and data, both ours and third parties with whom we work, are increasing in frequency and sophistication, and in some cases, these attempts are successful. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks have emerged as particularly prominent, including as vectors for ransomware attacks, which have increased in breadth and frequency. While we train our employees as part of our security efforts, that training cannot be completely effective. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. Our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host or have access to confidential information, periodically have vulnerabilities, which may go unnoticed for a period of time. Our logging capabilities, or the logging capabilities of third parties, are also not always complete or sufficiently detailed, affecting our ability to fully investigate and understand the scope of security events. While our cybersecurity and compliance efforts seek to mitigate such risks, there can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing, will be sufficient to protect our systems, information or other property.
The potential impacts of a cybersecurity attack include reputational damage, litigation, government enforcement actions, penalties, disruption to systems and operations, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in IT systems and increased cybersecurity protection and remediation costs. This could adversely affect our competitiveness, results of operations and financial condition and, critically in light of our business model, loss of member confidence. Further, the insurance coverage we maintain and indemnification arrangements with third parties may be inadequate to cover claims, costs, and liabilities relating to cybersecurity incidents. In addition, data we collect, store and process is subject to a variety of U.S. and international laws and regulations, such as the European Union's General Data Protection Regulation, California Consumer Privacy Act, Health Insurance Portability and Accountability Act, and other privacy and cybersecurity laws across the various states and around the globe, which may carry significant potential penalties for noncompliance.

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
We must comply with evolving payment card association and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers. For example, we are subject to Payment Card Industry Data Security Standards, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. If our internal systems are breached or compromised, we may be liable for card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept card payments from our members, and our business and operating results could be adversely affected. Our failure to offer payment methods desired by our members could create a competitive disadvantage.
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
Our success depends on the continued contributions of our employees, including members of our senior management and other key operations, IT, merchandising and administrative personnel. Failure to identify and implement a succession plan for senior management could negatively impact our business. We must attract, train and retain a large and growing number of qualified employees, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including regulatory changes, prevailing wage rates, union relations and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.
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
The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse-club operators, supermarkets, supercenters, online retailers, gasoline stations, hard discounters, department and specialty stores and operators selling a single category or narrow range of merchandise. Such retailers and warehouse club operators compete vigorously and in a variety of ways, including pricing, selection and availability, services, location, convenience, store hours, and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop, which has enhanced competition. Some competitors have greater financial resources and technology capabilities, better access to merchandise, and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets or customer expectations could result in lost market share and negatively affect our financial results.
General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes and uncertainties related to government fiscal, monetary and tax policies including changes in interest rates, tax rates, duties, tariffs, or other restrictions, sovereign debt crises, pandemics and other health crises, and other economic factors could adversely affect demand for our products and services, require a change in product mix, or impact the cost of or ability to purchase inventory. Additionally, trade-related actions in various countries, particularly China and the United States, have affected the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to potential cost increases. Higher tariffs could adversely impact our results.

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
Inflationary factors such as increases in merchandise costs may adversely affect our business, financial condition and results of operations. We may not be able to adjust prices to sufficiently offset the effect of cost increases without negatively impacting consumer demand.
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
We buy from numerous domestic and foreign suppliers and importers. Our inability to acquire suitable merchandise on acceptable terms or the loss of key suppliers could negatively affect us. We may not be able to develop relationships with new suppliers, and products from alternative sources, if any, may be of a lesser quality or more expensive. Because of our efforts to adhere to high-quality standards for which available supply may be limited, particularly for certain food items, the large volumes we demand may not be consistently available. Our efforts to secure supply could lead to commitments that prove to be unsuccessful in the short and long-term.
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes, union organizing activities, financial liquidity, natural disasters, extreme weather conditions, public health emergencies, supply constraints and general economic and political conditions and other risks similar to those we face that could limit their ability to timely provide us with acceptable merchandise. One or more of our suppliers might not adhere to our quality control, packaging, legal, regulatory, labor, environmental or animal welfare standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to recalls and litigation and otherwise damage our reputation and our brands, increase costs, and otherwise adversely impact our business.
Fluctuations in foreign exchange rates may adversely affect our results of operations.
During 2023, our international operations, including Canada, generated 27% and 34% of our net sales and operating income. Our international operations have accounted for an increasing portion of our warehouses, and we plan to continue international growth. To prepare our consolidated financial statements, we translate the financial statements of our international operations from local currencies into U.S. dollars using current exchange rates. Future fluctuations in exchange rates that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operations and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign exchange rates may increase.
A portion of the products we purchase is paid for in a currency other than the local currency of the country in which the goods are sold. Currency fluctuations may increase our merchandise costs and may not be passed on to members and thus may adversely affect our results of operations.

Natural disasters, extreme weather conditions, or other catastrophic events could negatively affect our business, financial condition, and results of operations.
Natural disasters and extreme weather conditions, including those impacted by climate change, such as hurricanes, typhoons, floods, earthquakes, wildfires, droughts; acts of terrorism or violence, including active shooter situations; and energy shortages; particularly in California or Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to our properties, limitations on store operating hours, less frequent visits by members to physical locations, the temporary closure of warehouses, depots, manufacturing or home office facilities, the temporary lack of an adequate work force, disruptions to our IT systems, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots, and the temporary reduction in the availability of products in our warehouses. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
Pandemics and other health crises, including COVID-19, could affect our business, financial condition and results of operations in many respects.
The emergence, severity, magnitude and duration of global or regional health crises are uncertain and difficult to predict. A pandemic, such as COVID-19, could affect certain business operations, demand for our products and services, in-stock positions, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial performance, among other things. Other factors and uncertainties include, but are not limited to:

•The severity and duration of pandemics;
•Evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•Changes in labor markets affecting us and our suppliers;
•Unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response;
•The pace of post-pandemic recovery;
•The long-term impact of the pandemic on our business, including consumer behaviors; and
•Disruption and volatility within the financial and credit markets.
Factors associated with climate change could adversely affect our business.
We use natural gas, diesel fuel, gasoline, and electricity in our distribution and warehouse operations. Government regulations limiting carbon dioxide and other greenhouse gas emissions and other environmental restrictions may increase compliance and merchandise costs, and other regulation affecting energy inputs could materially affect our profitability. As the economy transitions to lower carbon intensity we cannot guarantee that we will make adequate investments or successfully implement strategies that will effectively achieve our climate-related goals, which could lead to negative perceptions among members and other stakeholders and result in reputational harm. Climate change, extreme weather conditions, wildfires, droughts and rising sea levels could affect our ability to procure commodities at costs and in quantities we currently experience.
We also sell a substantial amount of gasoline, the demand for which could be impacted by concerns about climate change and increased regulations. More stringent fuel economy standards, changing public policies aimed at increasing the adoption of zero-emission and alternative fuel vehicles and other regulations related to climate change, and evolving consumer preferences will affect our future operations and will adversely impact certain elements of our profitability and require significant capital expenditures.

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
At the end of 2023, we operated 270 warehouses outside of the U.S. (31% of all warehouse locations), and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political and economic conditions, regulatory constraints, currency regulations, policy changes, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade (including tariffs and trade sanctions), monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities in locations which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and difficulty in enforcing intellectual property rights. New reporting obligations globally are increasing the cost and complexity of doing business.
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
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act and otherwise.
Section 404 of the Sarbanes-Oxley Act of 2002 requires management assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. Uncertainties around our developing systems concerning controls for non-financial reporting also create risks.
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
Changes in or failure to comply with regulations relating to the use, storage, discharge and disposal of hazardous materials, hazardous and non-hazardous wastes and other environmental matters (such as recycling and extended producer responsibility requirements) could adversely impact our business, financial condition and results of operations.
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
Our business requires compliance with many laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings and lead to damage awards, fines, penalties, and remediation costs. We are or may become involved in a number of legal proceedings and audits, including grand jury investigations, government and agency investigations, and consumer, employment, tort, unclaimed property laws, and other litigation. We cannot predict with certainty the outcomes of these proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these proceedings, audits, unclaimed property laws, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.
Item 1B—Unresolved Staff Comments
None.
Item 2—Properties
Warehouse Properties
At September 3, 2023, we operated 861 membership warehouses:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	477	114	591
Canada	90	17	107
Other International	110	53	163
Total	677	184	861
_______________
(1)132 of the 184 leases are land-only leases, where Costco owns the building.
At the end of 2023, our warehouses contained approximately 126.3 million square feet of operating floor space: 87.6 million in the U.S.; 15.3 million in Canada; and 23.4 million in Other International. Total square feet associated with distribution and logistics facilities were approximately 33.1 million. Additionally, we operate various processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items.

Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.
PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On October 3, 2023, we had 10,331 stockholders of record.
Payment of dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase activity for the fourth quarter of 2023 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 8—June 4, 2023	107,000	$498.28	107,000	$3,740
June 5—July 2, 2023	102,000	523.05	102,000	3,687
July 3—July 30, 2023	97,000	548.20	97,000	3,634
July 31—September 3, 2023	127,000	550.58	127,000	3,563
Total fourth quarter	433,000	$530.67	433,000
_______________
(1)The repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027. This authorization revoked previously authorized but unused amounts, totaling $2,568.

Performance Graph
The following graph compares the cumulative total shareholder return assuming reinvestment of dividends on an investment of $100 in Costco common stock, S&P 500 Index, S&P Retail Select Index, and the previously selected S&P 500 Retail Index over the five years from September 2, 2018, through September 3, 2023. The S&P Retail Select Index will prospectively replace in the graph the S&P 500 Retail Index to show a broader representation of industry performance and a broader index of peers.

Comparison of 5-Year Cumulative Total Returns
$300
$200
$100
$0
2018
2019
2020
2021
2022
2023
Costco
S&P 500
S&P 500 Retail
S&P Retail Select

The following graph provides information concerning average sales per warehouse over a 10-year period.

Average Sales Per Warehouse*
(Sales In Millions)
Year Opened	# of Whses
2023	23										$151
2022	23									$150	158
2021	20								$140	158	172
2020	13							$132	152	184	193
2019	20						$129	138	172	208	216
2018	21					$116	119	141	172	202	214
2017	26				$121	142	158	176	206	237	247
2016	29			$87	97	118	131	145	173	204	212
2015	23		$83	85	94	112	122	136	163	189	199
2014 & Before	663	$164	165	165	170	184	191	201	228	259	268

Totals	861	$164	$162	$159	$163	$176	$182	$192	$217	$245	$252
		2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
		Fiscal Year
*First year sales annualized.
2017 and 2023 were 53-week fiscal years but have been normalized for purposes of comparability

Item 6—Reserved

Item 7—Management's Discussion and Analysis of Financial Conditions and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data)

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2023 compared to 2022. For discussion related to the results of operations and changes in financial condition for 2022 compared to 2021 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2022 Form 10-K, which was filed with the United States Securities and Exchange Commission (SEC) on October 5, 2022.
Overview
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (e-commerce, business centers, travel and other). Comparable sales is defined as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce websites operating for more than one year. The measure is intended as supplemental information and is not a substitute for net sales presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations); inflation or deflation and changes in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage our SG&A expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available to our members the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Merchandise costs in 2023 continued to be impacted by inflation, however at a lower rate than what we experienced in 2022. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to cost increases. Those strategies can include, but are not limited to, working with our suppliers to share in absorbing cost increases, earlier-than-usual purchasing and in greater volumes, as well as passing cost increases on to our members. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, all negatively impacting gross margin and gross margin as a percentage of net sales (gross margin percentage).

We believe our gasoline business enhances traffic in our warehouses, but it generally has a lower gross margin percentage and lower SG&A expense, relative to our non-gasoline businesses. A higher penetration of gasoline sales will generally lower our gross margin percentage. Rapidly changing gasoline prices may significantly impact our near-term net sales growth. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect.
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
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars. This impact of foreign-exchange rate changes is calculated based on the difference between the current and prior period's currency exchange rates. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current and prior period's average price per gallon sold. Results expressed excluding the impacts of foreign exchange and gasoline prices should be reviewed in conjunction with results reported in accordance with U.S. GAAP.

Our fiscal year ends on the Sunday closest to August 31. References to 2023 relate to the 53-week fiscal year ended September 3, 2023. References to 2022 and 2021 relate to the 52-week fiscal years ended August 28, 2022, and August 29, 2021. Certain percentages presented are calculated using actual results prior to rounding. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Highlights for 2023 versus 2022 include:
•We opened 26 new warehouses, including three relocations: 13 net new in the U.S. and 10 new in our Other International segment. We opened the same number of new warehouses, including relocations, in 2022;
•Net sales increased 7% to $237,710, driven by a 3% increase in comparable sales, sales at new warehouses opened in 2022 and 2023, and the benefit of one additional week of sales in 2023;
•Membership fee revenue increased 8% to $4,580, driven by new member sign-ups, upgrades to Executive membership, and one additional week of membership fees in 2023;
•Gross margin percentage increased nine basis points, driven primarily by a smaller LIFO charge in 2023 compared to 2022 and our core merchandise categories. This was partially offset by charges of $391, predominantly related to the discontinuation of our charter shipping activities;
•SG&A expenses as a percentage of net sales increased 20 basis points, due to increased costs in warehouse operations and other businesses, primarily wage increases effective in March and July 2022, and March 2023, as well as lower sales growth;
•The effective tax rate in 2023 was 25.9%, compared to 24.6% in 2022;
•Net income increased 8% to $6,292, or $14.16 per diluted share compared to $5,844, or $13.14 per diluted share in 2022;
•In January 2023, the Board of Directors authorized a new share repurchase program in the amount of $4,000; and
•In April 2023, the Board of Directors approved a 13% increase in the quarterly cash dividend.

RESULTS OF OPERATIONS
Net Sales

	2023	2022	2021
Net Sales	$237,710	$222,730	$192,052
Changes in net sales:
U.S.	7%	17%	16%
Canada	4%	16%	22%
Other International	9%	10%	23%
Total Company	7%	16%	18%
Changes in comparable sales:
U.S.	3%	16%	15%
Canada	2%	15%	20%
Other International	3%	7%	19%
Total Company	3%	14%	16%
E-commerce	(6)%	10%	44%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S.	4%	10%	14%
Canada	8%	12%	12%
Other International	8%	10%	13%
Total Company	5%	11%	13%
E-commerce	(5)%	10%	43%
Net Sales
Net sales increased $14,980 or 7% during 2023. The improvement was attributable to an increase in comparable sales of 3%, sales at new warehouses opened in 2022 and 2023, and one additional week of sales in 2023. Sales increased $12,761, or 7% in core merchandise categories, led by foods and sundries and fresh foods; while non-foods decreased. Sales increased $2,219, or 5% in warehouse ancillary and other businesses, led by pharmacy, food court, and travel.
During 2023, changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $3,484, 156 basis points, compared to 2022, attributable to our Canadian and Other International operations. The volume of gasoline sold increased approximately 7%, positively impacting net sales by $2,148, or 96 basis points. Lower gasoline prices negatively impacted net sales by $1,592, or 71 basis points, compared to 2022, with a 6% decrease in the average price per gallon.
Comparable Sales
Comparable sales increased 3% during 2023 and were positively impacted by increases in shopping frequency, partially offset by a decrease in average ticket.
Membership Fees

	2023	2022	2021
Membership fees	$4,580	$4,224	$3,877
Membership fees increase	8%	9%	9%

Membership fee revenue increased 8% in 2023, driven by new member sign-ups, upgrades to Executive membership, and the benefit of an additional week. Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees by $76 compared to 2022. At the end of 2023, our member renewal rates were 92.7% in the U.S. and Canada and 90.4% worldwide. More members auto renewing and higher penetration of Executive members benefit renewal rates. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period.
Gross Margin

	2023	2022	2021
Net sales	$237,710	$222,730	$192,052
Less merchandise costs	212,586	199,382	170,684
Gross margin	$25,124	$23,348	$21,368
Gross margin percentage	10.57%	10.48%	11.13%
Gross margin percentage increased nine basis points compared to 2022. Excluding the impact of gasoline price deflation on net sales, gross margin was 10.50%, an increase of two basis points. This two basis point increase was positively impacted by: 18 basis points due to a smaller LIFO charge in 2023 compared to 2022, and seven basis points due to core merchandise categories, predominantly foods and sundries. These were offset by: 16 basis points due to the downsizing and then discontinuation of our charter shipping activities; four basis points due to increased 2% rewards; and three basis points due to warehouse ancillary and other businesses, predominantly e-commerce, partially offset by gasoline and business centers. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $349, compared to 2022, attributable to our Canadian and Other International Operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased two basis points, driven by foods and sundries and non-foods, partially offset by fresh foods. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. segment, due to a smaller LIFO charge and increases in core merchandise categories, primarily foods and sundries, partially offset by the charges related to the discontinuation of our charter shipping activities discussed above and warehouse ancillary and other businesses. Gross margin percentage increased in our Canada segment, attributable to increases in core merchandise categories and warehouse ancillary and other businesses. Our Other International gross margin percentage decreased, largely due to decreases in core merchandise categories, partially offset by warehouse ancillary and other businesses. All segments were negatively impacted by increased 2% rewards.
Selling, General and Administrative Expenses

	2023	2022	2021
SG&A expenses	$21,590	$19,779	$18,537
SG&A expenses as a percentage of net sales	9.08%	8.88%	9.65%

SG&A expenses as a percentage of net sales increased 20 basis points compared to 2022. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.02%, an increase of 14 basis points. The comparison to last year was negatively impacted by 16 basis points in warehouse operations and other businesses, largely driven by wage increases effective in March and July 2022, and March 2023, as well as lower sales growth. Central operating costs were also higher by six basis points. SG&A was positively impacted by eight basis points due to the prior year's write-off of information technology assets and a charge related to granting our employees additional vacation. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $281 compared to 2022, attributable to our Canadian and Other International Operations.
Interest Expense

	2023	2022	2021
Interest expense	$160	$158	$171
Interest expense is primarily related to Senior Notes and financing leases. For more information on our debt arrangements, refer to the consolidated financial statements included in Item 8 of this Report.
Interest Income and Other, Net

	2023	2022	2021
Interest income	$470	$61	$41
Foreign-currency transaction gains, net	29	106	56
Other, net	34	38	46
Interest income and other, net	$533	$205	$143
The increase in interest income in 2023 was due to higher global interest rates and higher average cash and investment balances. Foreign-currency transaction gains, net include revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Note 1 to the consolidated financial statements included in Item 8 of this Report.
Provision for Income Taxes

	2023	2022	2021
Provision for income taxes	$2,195	$1,925	$1,601
Effective tax rate	25.9%	24.6%	24.0%
The effective tax rate for 2023 was impacted by net discrete tax benefits of $62, primarily due to excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.6%.
The effective tax rate for 2022 was impacted by net discrete tax benefits of $130, primarily due to excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.2%.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2023	2022	2021
Net cash provided by operating activities	$11,068	$7,392	$8,958
Net cash used in investing activities	(4,972)	(3,915)	(3,535)
Net cash used in financing activities	(2,614)	(4,283)	(6,488)

Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $15,234 and $11,049 at September 3, 2023, and August 28, 2022. Of these balances, unsettled credit and debit card receivables represented $2,282 and $2,010. These receivables generally settle within four days. Changes in foreign exchange rates impacted cash and cash equivalents positively by $15 and $46 in 2023 and 2021, and negatively by $249 in 2022.
Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and construction and land purchase obligations. See Notes 4 and 5 to the consolidated financial statements included in Item 8 of this Report for amounts outstanding on September 3, 2023, related to debt and leases.
Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. Construction and land-purchase obligations consist of contracts primarily related to the development and opening of new and relocated warehouses, the majority of which (other than leases) are due in the next 12 months.
Management believes that our cash and investment position and operating cash flows, with capacity under existing and available credit agreements, will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $11,068 in 2023, compared to $7,392 in 2022. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, the forward deployment of inventory to accelerate delivery times, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $4,972 in 2023, compared to $3,915 in 2022, and is primarily related to capital expenditures. Net cash flows from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditures
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In 2023, we spent $4,323 on capital expenditures, and it is our current intention to spend approximately $4,400 to $4,600 during fiscal 2024. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 26 new warehouses, including three relocations, in 2023, and plan to open up to 28 additional new warehouses, including one relocation, in 2024. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $2,614 in 2023, compared to $4,283 in 2022. Cash flows used in financing activities primarily related to the payment of dividends, repurchases of common stock, and withholding taxes on stock-based awards. In 2022, cash flow used in financing activities included payments to our former joint-venture partner for a dividend and the purchase of their equity interest in Taiwan, totaling $1,050 in the aggregate, and repayments of our 2.300% Senior Notes.
Stock Repurchase Programs
On January 19, 2023, the Board of Directors authorized a new share repurchase program in the amount of $4,000, which expires in January 2027. During 2023 and 2022, we repurchased 1,341,000 and 863,000 shares of common stock, at average prices of $504.68 and $511.46, totaling approximately $677 and $442. These amounts may differ from the accompanying consolidated statements of cash flows due to changes in unsettled repurchases at the end of each fiscal year. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $3,563 at the end of 2023.
Dividends
Cash dividends declared in 2023 totaled $3.84 per share, as compared to $3.38 per share in 2022. In April 2023, the Board of Directors increased our quarterly cash dividend from $0.90 to $1.02 per share.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At September 3, 2023, we had borrowing capacity under these facilities of $1,234. Our international operations maintain $756 of this capacity under bank credit facilities, of which $167 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the consolidated balance sheets, were immaterial at the end of 2023 and 2022.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $217. The outstanding commitments under these facilities at the end of 2023 totaled $182, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Off-Balance Sheet Arrangements
In the opinion of management, we have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or financial statements.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that we believe to be reasonable, and we continue to review and evaluate these estimates. For further information on significant accounting policies, see discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to seek to limit exposures arising from very large losses. We use various risk management mechanisms, including a wholly-owned captive insurance subsidiary, and participate in a reinsurance program. Liabilities associated with the risks that we retain are not discounted and are estimated using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The costs of claims are highly unpredictable and can fluctuate as a result of inflation rates, regulatory or legal changes, and unforeseen developments in claims. While we believe our estimates are reasonable, actual claims and costs could differ significantly from recorded liabilities. Historically, adjustments to our estimates have not been material.
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
A 100 basis point change in interest rates as of the end of 2023 would have had an immaterial incremental change in fair market value. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2023, long-term debt with fixed interest rates was $6,484. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
Foreign Currency Risk
Our foreign subsidiaries conduct certain transactions in non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of these fluctuations on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. For additional information related to the Company's forward foreign-exchange contracts, see Notes 1 and 3 to the consolidated financial statements included in Item 8 of this Report. A hypothetical 10% strengthening of the functional currency compared to the non-functional currency exchange rates at September 3, 2023, would have decreased the fair value of the contracts by $109 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries (the Company) as of September 3, 2023, and August 28, 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for the 53-week period ended September 3, 2023, and the 52-week periods ended August 28, 2022, and August 29, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 3, 2023, and August 28, 2022, and the results of its operations and its cash flows for each of the 53-week period ended September 3, 2023, and the 52-week periods ended August 28, 2022, and August 29, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 10, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of workers' compensation self-insurance liabilities
As discussed in Note 1 to the consolidated financial statements, the Company estimates its self-insurance liabilities by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated self-insurance liabilities as of September 3, 2023, were $1,513 million, a portion of which related to workers’ compensation self-insurance liabilities for the United States operations.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance workers' compensation process. This included controls related to the development and selection of the assumptions listed above used in the actuarial calculation and review of the actuarial report. We involved actuarial professionals with specialized skills and knowledge who assisted in:
•Assessing the actuarial models used by the Company for consistency with generally accepted actuarial standards
•Evaluating the Company’s ability to estimate self-insurance workers' compensation liabilities by comparing its historical estimates with actual incurred losses and paid losses
•Evaluating the above listed assumptions underlying the Company’s actuarial estimates by developing an independent expectation of the self-insurance workers' compensation liabilities and comparing them to the amounts recorded by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Seattle, Washington
October 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Costco Wholesale Corporation and subsidiaries’ (the Company) internal control over financial reporting as of September 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 3, 2023, and August 28, 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for the 53-week period ended September 3, 2023, and the 52-week periods ended August 28, 2022, and August 29, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated October 10, 2023, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
October 10, 2023

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	September 3, 2023	August 28, 2022	August 29, 2021
REVENUE
Net sales	$237,710	$222,730	$192,052
Membership fees	4,580	4,224	3,877
Total revenue	242,290	226,954	195,929
OPERATING EXPENSES
Merchandise costs	212,586	199,382	170,684
Selling, general and administrative	21,590	19,779	18,537
Operating income	8,114	7,793	6,708
OTHER INCOME (EXPENSE)
Interest expense	(160)	(158)	(171)
Interest income and other, net	533	205	143
INCOME BEFORE INCOME TAXES	8,487	7,840	6,680
Provision for income taxes	2,195	1,925	1,601
Net income including noncontrolling interests	6,292	5,915	5,079
Net income attributable to noncontrolling interests	—	(71)	(72)
NET INCOME ATTRIBUTABLE TO COSTCO	$6,292	$5,844	$5,007
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$14.18	$13.17	$11.30
Diluted	$14.16	$13.14	$11.27
Shares used in calculation (000’s)
Basic	443,854	443,651	443,089
Diluted	444,452	444,757	444,346

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	September 3, 2023	August 28, 2022	August 29, 2021
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$6,292	$5,915	$5,079
Foreign-currency translation adjustment and other, net	24	(721)	181
Comprehensive income	6,316	5,194	5,260
Less: Comprehensive income attributable to noncontrolling interests	—	36	93
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$6,316	$5,158	$5,167

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	September 3, 2023	August 28, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,700	$10,203
Short-term investments	1,534	846
Receivables, net	2,285	2,241
Merchandise inventories	16,651	17,907
Other current assets	1,709	1,499
Total current assets	35,879	32,696
OTHER ASSETS
Property and equipment, net	26,684	24,646
Operating lease right-of-use assets	2,713	2,774
Other long-term assets	3,718	4,050
TOTAL ASSETS	$68,994	$64,166
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$17,483	$17,848
Accrued salaries and benefits	4,278	4,381
Accrued member rewards	2,150	1,911
Deferred membership fees	2,337	2,174
Current portion of long-term debt	1,081	73
Other current liabilities	6,254	5,611
Total current liabilities	33,583	31,998
OTHER LIABILITIES
Long-term debt, excluding current portion	5,377	6,484
Long-term operating lease liabilities	2,426	2,482
Other long-term liabilities	2,550	2,555
TOTAL LIABILITIES	43,936	43,519
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 442,793,000 and 442,664,000 shares issued and outstanding	2	2
Additional paid-in capital	7,340	6,884
Accumulated other comprehensive loss	(1,805)	(1,829)
Retained earnings	19,521	15,585
Total Costco stockholders’ equity	25,058	20,642
Noncontrolling interests	—	5
TOTAL EQUITY	25,058	20,647
TOTAL LIABILITIES AND EQUITY	$68,994	$64,166
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT AUGUST 30, 2020	441,255	$4	$6,698	$(1,297)	$12,879	$18,284	$421	$18,705
Net income	—	—	—	—	5,007	5,007	72	5,079
Foreign-currency translation adjustment and other, net	—	—	—	160	—	160	21	181
Stock-based compensation	—	—	668	—	—	668	—	668
Release of vested restricted stock units (RSUs), including tax effects	1,928	—	(312)	—	—	(312)	—	(312)
Repurchases of common stock	(1,358)	—	(23)	—	(472)	(495)	—	(495)
Cash dividends declared	—	—	—	—	(5,748)	(5,748)	—	(5,748)
BALANCE AT AUGUST 29, 2021	441,825	4	7,031	(1,137)	11,666	17,564	514	18,078
Net income	—	—	—	—	5,844	5,844	71	5,915
Foreign-currency translation adjustment and other, net	—	—	—	(686)	—	(686)	(35)	(721)
Stock-based compensation	—	—	728	—	—	728	—	728
Release of vested RSUs, including tax effects	1,702	—	(363)	—	—	(363)	—	(363)
Dividend to noncontrolling interest	—	—	—	—	—	—	(208)	(208)
Acquisition of noncontrolling interest	—	—	(499)	(6)	—	(505)	(337)	(842)
Repurchases of common stock	(863)	—	(15)	—	(427)	(442)	—	(442)
Cash dividends declared and other	—	(2)	2	—	(1,498)	(1,498)	—	(1,498)
BALANCE AT AUGUST 28, 2022	442,664	2	6,884	(1,829)	15,585	20,642	5	20,647
Net income	—	—	—	—	6,292	6,292	—	6,292
Foreign-currency translation adjustment and other, net	—	—	—	24	—	24	—	24
Stock-based compensation	—	—	778	—	—	778	—	778
Release of vested RSUs, including tax effects	1,470	—	(303)	—	—	(303)	—	(303)
Repurchases of common stock	(1,341)	—	(24)	—	(653)	(677)	—	(677)
Cash dividends declared and other	—	—	5	—	(1,703)	(1,698)	(5)	(1,703)
BALANCE AT SEPTEMBER 3, 2023	442,793	$2	$7,340	$(1,805)	$19,521	$25,058	$—	$25,058
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	September 3, 2023	August 28, 2022	August 29, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$6,292	$5,915	$5,079
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,077	1,900	1,781
Non-cash lease expense	412	377	286
Stock-based compensation	774	724	665
Impairment of assets and other non-cash operating activities, net	495	39	144
Changes in operating assets and liabilities:
Merchandise inventories	1,228	(4,003)	(1,892)
Accounts payable	(382)	1,891	1,838
Other operating assets and liabilities, net	172	549	1,057
Net cash provided by operating activities	11,068	7,392	8,958
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,622)	(1,121)	(1,331)
Maturities and sales of short-term investments	937	1,145	1,446
Additions to property and equipment	(4,323)	(3,891)	(3,588)
Other investing activities, net	36	(48)	(62)
Net cash used in investing activities	(4,972)	(3,915)	(3,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(935)	(6)	—
Proceeds from short-term borrowings	917	53	41
Repayments of long-term debt	(75)	(800)	(94)
Tax withholdings on stock-based awards	(303)	(363)	(312)
Repurchases of common stock	(676)	(439)	(496)
Cash dividend payments	(1,251)	(1,498)	(5,748)
Financing lease payments	(291)	(176)	(67)
Dividend to noncontrolling interest	—	(208)	—
Acquisition of noncontrolling interest	—	(842)	—
Other financing activities, net	—	(4)	188
Net cash used in financing activities	(2,614)	(4,283)	(6,488)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	15	(249)	46
Net change in cash and cash equivalents	3,497	(1,055)	(1,019)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	10,203	11,258	12,277
CASH AND CASH EQUIVALENTS END OF YEAR	$13,700	$10,203	$11,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$125	$145	$149
Income taxes, net	$2,234	$1,940	$1,527
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$452	$—	$—
Capital expenditures included in liabilities	$170	$156	$184
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At September 3, 2023, Costco operated 861 warehouses worldwide: 591 in the United States (U.S.) located in 46 states, Washington, D.C., and Puerto Rico, 107 in Canada, 40 in Mexico, 33 in Japan, 29 in the United Kingdom (U.K.), 18 in Korea, 15 in Australia, 14 in Taiwan, five in China, four in Spain, two in France, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce websites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
Basis of Presentation
The consolidated financial statements include the accounts of Costco and its subsidiaries. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. Unless otherwise noted, references to net income relate to net income attributable to Costco.
Fiscal Year End
The Company operates on a 52/53-week fiscal year basis with the year ending on the Sunday closest to August 31. References to 2023 relate to the 53-week fiscal year ended September 3, 2023. References to 2022 and 2021 relate to the 52-week fiscal years ended August 28, 2022, and August 29, 2021.
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
Reclassification
Reclassifications were made to the 2022 and 2021 consolidated statements of cash flows to conform with current year presentation.
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to four days. Credit and debit card receivables were $2,282 and $2,010 at the end of 2023 and 2022.
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
The Company’s valuation techniques used to measure the fair value of money market mutual funds are based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Valuation methodologies used to measure the fair value of all other non-derivative financial instruments are based on independent external valuation information. The pricing process uses data from a variety of independent external valuation information providers, including trades, bid price or spread, two-sided markets, quotes, benchmark curves including but not limited to treasury benchmarks, Secured Overnight Financing Rate and swap curves, discount rates, and market data feeds. All are observable in the market or can be derived principally from or corroborated by observable market data. The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred.
Current financial liabilities have fair values that approximate their carrying values. Long-term financial liabilities include the Company's long-term debt, which are recorded on the balance sheet at issuance price and adjusted for unamortized discounts or premiums and debt issuance costs. Discounts, premiums and debt issuance costs are amortized to interest expense over the term of the loan. The estimated fair value of the Company's long-term debt is based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit.
Receivables, Net
Receivables consist primarily of vendor, reinsurance, credit card incentive, third-party pharmacy and other receivables. Vendor receivables include discounts and volume rebates. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor, in which case the receivables are presented on a net basis. Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary and primarily represent amounts ceded through reinsurance arrangements gross of the amounts assumed under reinsurance, which are presented within other current liabilities in the consolidated balance sheets. Credit card incentive receivables primarily represent amounts earned under co-branded credit card arrangements. Third-party pharmacy receivables generally relate to amounts due from members’ insurers. Other receivables primarily consist of amounts due from governmental entities, mostly tax-related items.
The valuation allowance related to receivables was not material to our consolidated financial statements at the end of 2023 and 2022.
Merchandise Inventories
Merchandise inventories consist of the following:

	2023	2022
United States	$12,153	$13,160
Canada	1,579	1,966
Other International	2,919	2,781
Merchandise inventories	$16,651	$17,907
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation or deflation rates and inventory levels have been determined. An immaterial LIFO charge was recorded in 2023. Due to inflation in 2022, a $438 charge was recorded to merchandise costs to increase the cumulative LIFO valuation on merchandise inventories at August 28, 2022. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the first-in, first-out (FIFO) basis.
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
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change asset function or useful life are capitalized. Assets removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2023 and 2022 were immaterial.
The following table summarizes the Company's property and equipment balances at the end of 2023 and 2022:

	Estimated Useful Lives	2023	2022
Land	N/A	$8,590	$7,955
Buildings and improvements	5-50 years	22,001	20,120
Equipment and fixtures	3-20 years	11,512	10,275
Construction in progress	N/A	1,266	1,582
		43,369	39,932
Accumulated depreciation and amortization		(16,685)	(15,286)
Property and equipment, net		$26,684	$24,646
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. Impairment charges recognized in 2023 were immaterial. In 2022 and 2021, the Company recognized write-offs of $118 and $84 for information technology assets which are reflected in SG&A.
Leases
The Company leases land, buildings, and/or equipment at warehouses and certain other office and distribution facilities. Leases generally contain one or more of the following options, which the Company can exercise at the end of the initial term: (a) renew the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase the property at the then-fair market value or purchase price stated in the agreement; or (c) a right of first refusal in the event of a third-party offer.
Some leases include free-rent periods and step-rent provisions, which are recognized on a straight-line basis over the original term of the lease and any extension options that the Company is reasonably certain to exercise from the date the Company has control of the property. Certain leases provide for periodic rent increases based on price indices or the greater of minimum guaranteed amounts or sales volume, which are recognized as variable lease payments. Our leases do not contain any material residual value guarantees or material restrictive covenants.

The Company determines at inception whether a contract is or contains a lease. Non-lease components and the lease components to which they relate are accounted for together as a single lease component for all asset classes. The Company initially records right-of-use (ROU) assets and lease obligations for its finance and operating leases based on the discounted future minimum lease payments over the term. The lease term is defined as the noncancelable period of the lease plus any options to extend when it is reasonably certain that the Company will exercise the option. As the rate implicit in the Company's leases is not easily determinable, the present value of the sum of the lease payments is calculated using the Company's incremental borrowing rate. The rate is determined using a portfolio approach based on the rate of interest the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses quoted interest rates from financial institutions to derive the incremental borrowing rate. Impairment of ROU assets is evaluated in a similar manner as described in Property and Equipment, Net above. During 2023, the Company recognized charges totaling $391, primarily related to the impairment of certain leased assets associated with charter shipping activities. This charge is included in merchandise costs.
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
Goodwill is included in other long-term assets in the consolidated balance sheets. The following table summarizes goodwill by reportable segment:

	United States	Canada	Other International	Total
Balance at August 29, 2021	$953	$28	$15	$996
Changes in currency translation	—	(1)	(2)	(3)
Balance at August 28, 2022	$953	$27	$13	$993
Changes in currency translation	—	(1)	2	1
Balance at September 3, 2023	$953	$26	$15	$994
Definite-lived intangible assets, which are not material, are included in other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures arising from very large losses. The Company uses various risk management mechanisms, including a wholly-owned captive insurance subsidiary (the captive) and participates in a reinsurance program. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences, claims, or expenses differ from these assumptions and historical trends. At the end of 2023 and 2022, these insurance liabilities were $1,513 and $1,364 in the aggregate, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
The captive receives direct premiums, which are netted against the Company’s premium costs in SG&A expenses in the consolidated statements of income. The captive participates in a reinsurance program that includes third-party participants. The participant agreements and practices of the reinsurance program are designed to limit a participating members’ individual risk. Income statement adjustments related to the reinsurance program and related impacts to the consolidated balance sheets are recognized as information becomes known. In the event the Company leaves the reinsurance program, the Company retains its primary obligation to the policyholders for prior activity.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries with functional currencies other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. The aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial at the end of 2023 and 2022. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $1,068 and $1,242 at the end of 2023 and 2022. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2023 and 2022.
The unrealized gains or losses recognized in interest income and other, net in the accompanying consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2023, 2022 and 2021.
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

The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were $46 and $84 in 2023 and 2022 and immaterial in 2021.
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
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. Deferred membership fees at the end of 2023 and 2022 were $2,337 and $2,174.
In most countries, the Company's Executive members qualify for a 2% reward on qualified purchases, subject to an annual maximum value, which does not expire and is redeemable at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the consolidated balance sheets. Estimated breakage is computed based on redemption data. For 2023, 2022, and 2021, the net reduction in sales was $2,576, $2,307, and $2,047.
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
Citibank, N.A. is the exclusive issuer of co-branded credit cards to U.S. members. The Company receives various forms of consideration from Citibank, including a royalty on purchases made on the card outside of Costco. A portion of the royalty is used to fund the rebate that cardholders receive, after taking into consideration breakage, which is calculated based on rebate redemption data. The rebates are issued in February and expire on December 31. The Company also maintains co-branded credit card arrangements in Canada and certain other International subsidiaries.

Merchandise Costs
Merchandise costs consist of the purchase price or manufacturing costs of inventory sold, inbound and outbound shipping charges and all costs related to the Company’s depot, fulfillment and manufacturing operations, and are reduced by vendor consideration. Merchandise costs also include salaries, benefits, depreciation, and utilities in fresh foods departments and certain ancillary businesses.
Vendor Consideration
The Company receives funds from vendors for discounts and a variety of other programs. These programs are evidenced by agreements that are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount, and as a component of merchandise costs as the merchandise is sold. Other vendor consideration is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, terms of the related agreement, or by another systematic approach.
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
Retirement Plans
The Company's 401(k) retirement plan is available to all U.S. employees over the age of 18 who have completed 90 days of employment. The plan allows participants to make wage deferral contributions, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for employees in Canada and contributes a percentage of each employee's wages. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans, which are not material. Amounts expensed under all plans were $914, $824, and $748 for 2023, 2022, and 2021, and are predominantly included in SG&A expenses in the consolidated statements of income.
Stock-Based Compensation
The Company grants stock-based compensation, primarily to employees and non-employee directors. Grants to executive officers are generally performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. Restricted Stock Units (RSUs) granted to employees and to non-employee directors generally vest over five years and three years and are subject to quarterly vesting in the event of retirement or voluntary termination. Employees who attain at least 25 years of service with the Company receive shares under accelerated vesting provisions on the annual vesting date. Forfeitures are recognized as they occur.
Compensation expense for awards is predominantly recognized using the straight-line method over the requisite service period for the entire award. The terms of the RSUs, including performance-based awards, provide for accelerated vesting for employees and non-employee directors who have attained 25 or more and five or more years of service with the Company, respectively. Recipients are not entitled to vote or receive dividends on unvested and undelivered shares. Compensation expense for the accelerated shares is recognized upon achievement of the long-service term. The cumulative amount of compensation cost recognized at any point in time equals at least the portion of the grant-date fair value of the award that is vested at that date. The fair value of RSUs is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period.
Stock-based compensation expense is predominantly included in SG&A expenses in the consolidated statements of income. Certain stock-based compensation costs are capitalized or included in the cost of merchandise. See Note 7 for additional information on the Company’s stock-based compensation plans.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, credits and loss carry-forwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts that are more likely than not expected to be realized.
The timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions requires significant judgment. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge from tax authorities. When facts and circumstances change, the Company reassesses these probabilities and records changes as appropriate.
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
Note 2—Investments
The Company’s investments were as follows:

2023:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$650	$(17)	$633
Held-to-maturity:
Certificates of deposit	901	—	901
Total short-term investments	$1,551	$(17)	$1,534

2022:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$534	$(5)	$529
Held-to-maturity:
Certificates of deposit	317	—	317
Total short-term investments	$851	$(5)	$846
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the years ended September 3, 2023, and August 28, 2022. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during 2023 or 2022.
The maturities of available-for-sale and held-to-maturity securities at the end of 2023 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$111	$110	$901
Due after one year through five years	337	330	—
Due after five years	202	193	—
Total	$650	$633	$901
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine such fair value.

	Level 2
	2023	2022
Investment in government and agency securities	$633	$529
Forward foreign-exchange contracts, in asset position(1)	18	34
Forward foreign-exchange contracts, in (liability) position(1)	(7)	(2)
Total	$644	$561
 ____________
(1)The asset and the liability values are included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
At September 3, 2023, and August 28, 2022, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during 2023 or 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. Please see Note 1 for additional information.

Note 4—Debt
Short-Term Borrowings
The Company maintains various short-term bank credit facilities, with a borrowing capacity of $1,234 and $1,257, in 2023 and 2022. Short-term borrowings outstanding were immaterial at the end of 2023 and 2022.
Long-Term Debt
The Company's long-term debt consists primarily of Senior Notes, described below. The Company at its option may redeem the Senior Notes at any time, in whole or in part, at a redemption price plus accrued interest. The redemption price is equal to the greater of 100% of the principal amount or the sum of the present value of the remaining scheduled payments of principal and interest to maturity. Additionally, upon certain events, a holder has the right to require a repurchase at a price of 101% of the principal amount plus accrued and unpaid interest. Interest on all outstanding long-term debt is payable semi-annually. The estimated fair value of Senior Notes is valued using Level 2 inputs.
Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japanese subsidiary, valued using Level 3 inputs. In May 2023, the Japanese subsidiary repaid $75 of its Guaranteed Senior Notes.
At the end of 2023 and 2022, the fair value of the Company's long-term debt, including the current portion, was approximately $5,738 and $6,033. The carrying value of long-term debt consisted of the following:

	2023	2022
2.750% Senior Notes due May 2024	$1,000	$1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	484	590
Total long-term debt	6,484	6,590
Less unamortized debt discounts and issuance costs	26	33
Less current portion(1)	1,081	73
Long-term debt, excluding current portion	$5,377	$6,484
_______________
(1)Net of unamortized debt discounts and issuance costs.
Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2024	$1,081
2025	103
2026	76
2027	2,250
2028	—
Thereafter	2,974
Total	$6,484

Note 5—Leases
The tables below present information regarding the Company's lease assets and liabilities.

	2023	2022
Assets
Operating lease right-of-use assets	$2,713	$2,774
Finance lease assets(1)	1,325	1,620
Total lease assets	$4,038	$4,394
Liabilities
Current
Operating lease liabilities(2)	$220	$239
Finance lease liabilities(2)	129	245
Long-term
Operating lease liabilities	2,426	2,482
Finance lease liabilities(3)	1,303	1,383
Total lease liabilities	$4,078	$4,349
 _______________
(1)Included in other long-term assets in the consolidated balance sheets.
(2)Included in other current liabilities in the consolidated balance sheets.
(3)Included in other long-term liabilities in the consolidated balance sheets.

	2023	2022
Weighted-average remaining lease term (years)
Operating leases	20	20
Finance leases	24	17
Weighted-average discount rate
Operating leases	2.47%	2.26%
Finance leases	4.47%	3.97%
The components of lease expense, excluding short-term lease costs and sublease income (which were not material), were as follows:

	2023	2022	2021
Operating lease costs(1)	$309	$297	$296
Finance lease costs:
Amortization of lease assets(1)	169	128	50
Interest on lease liabilities(2)	54	45	37
Variable lease costs(1)	160	157	151
Total lease costs	$692	$627	$534
 _______________
(1)Included in selling, general and administrative expenses and merchandise costs in the consolidated statements of income.
(2)Included in interest expense and merchandise costs in the consolidated statements of income.

Supplemental cash flow information related to leases was as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows — operating leases	$287	$277	$282
Operating cash flows — finance leases	54	45	37
Financing cash flows — finance leases	291	176	67
Operating lease assets obtained in exchange for new or modified leases	202	231	350
Financing lease assets obtained in exchange for new or modified leases	100	794	399
As of September 3, 2023, future minimum payments during the next five fiscal years and thereafter are as follows:

	Operating Leases(1)	Finance Leases
2024	$277	$180
2025	230	175
2026	226	100
2027	206	91
2028	191	92
Thereafter	2,271	1,579
Total(2)	3,401	2,217
Less amount representing interest	755	785
Present value of lease liabilities	$2,646	$1,432
 _______________
(1)Operating lease payments have not been reduced by future sublease income of $83.
(2)Excludes $843 of lease payments for leases that have been signed but not commenced.
Note 6—Equity
Dividends
Cash dividends declared in 2023 totaled $3.84 per share, as compared to $3.38 in 2022. The Company's current quarterly dividend rate is $1.02 per share.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. As of the end of 2023, the remaining amount available under the authorization was $3,563. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2023	1,341	$504.68	$677
2022	863	511.46	442
2021	1,358	364.39	495
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
Summary of Restricted Stock Unit Activity
At the end of 2023, 8,747,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•2,869,000 time-based RSUs, which vest upon continued employment or service over specified periods of time; and
•176,000 performance-based RSUs, of which 135,000 were granted to executive officers subject to the determination of the attainment of performance targets for 2023. This determination occurred in September 2023, at which time at least 33% of the units vested, as a result of the long service of all executive officers, with the exception of one executive officer who has less than 25 years of service. The remaining awards vest upon continued employment over specified periods of time. Please refer to Note 1 for accelerated vesting requirements.
The following table summarizes RSU transactions during 2023:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2022	3,449	$338.41
Granted	1,814	471.47
Vested and delivered	(2,102)	352.53
Forfeited	(116)	398.31
Outstanding at the end of 2023	3,045	$405.63
The weighted-average grant date fair value of RSUs granted was $471.47, $476.06, and $369.15 in 2023, 2022, and 2021. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2023 was $790 and the weighted-average period of time over which this cost will be recognized is 1.6 years. Included in the outstanding balance at the end of 2023 were approximately 1,050,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	2023	2022	2021
Stock-based compensation expense	$774	$724	$665
Less recognized income tax benefit	163	154	140
Stock-based compensation expense, net	$611	$570	$525

Note 8— Taxes
Income Taxes
Income before income taxes is comprised of the following:

	2023	2022	2021
Domestic	$6,264	$5,759	$4,931
Foreign	2,223	2,081	1,749
Total	$8,487	$7,840	$6,680
The provisions for income taxes are as follows:

	2023	2022	2021
Federal:
Current	$1,056	$798	$718
Deferred	33	(35)	84
Total federal	1,089	763	802
State:
Current	374	333	265
Deferred	10	(5)	11
Total state	384	328	276
Foreign:
Current	732	851	557
Deferred	(10)	(17)	(34)
Total foreign	722	834	523
Total provision for income taxes	$2,195	$1,925	$1,601
The reconciliation between the statutory tax rate and the effective rate for 2023, 2022, and 2021 is as follows:

	2023		2022		2021
Federal taxes at statutory rate	$1,782	21.0%	$1,646	21.0%	$1,403	21.0%
State taxes, net	302	3.6	267	3.4	243	3.6
Foreign taxes, net	160	1.9	231	3.0	92	1.4
Employee stock ownership plan (ESOP)	(25)	(0.3)	(23)	(0.3)	(91)	(1.3)
Other	(24)	(0.3)	(196)	(2.5)	(46)	(0.7)
Total	$2,195	25.9%	$1,925	24.6%	$1,601	24.0%
The Company recognized total net tax benefits of $62, $130 and $163 in 2023, 2022 and 2021. These include benefits of $54, $94 and $75, related to stock-based compensation. During 2021, there was a net tax benefit of $70 related to the portion of the special dividend paid through the Company's 401(k) plan.

The components of the deferred tax assets (liabilities) are as follows:

	2023	2022
Deferred tax assets:
Equity compensation	$89	$84
Deferred income/membership fees	309	302
Foreign tax credit carry forward	250	201
Operating lease liabilities	678	727
Accrued liabilities and reserves	761	694
Other	20	5
Total deferred tax assets	2,107	2,013
Valuation allowance	(422)	(313)
Total net deferred tax assets	1,685	1,700
Deferred tax liabilities:
Property and equipment	(867)	(962)
Merchandise inventories	(380)	(231)
Operating lease right-of-use assets	(655)	(701)
Foreign branch deferreds	(87)	(85)
Total deferred tax liabilities	(1,989)	(1,979)
Net deferred tax liabilities	$(304)	$(279)

The deferred tax accounts at the end of 2023 and 2022 include deferred income tax assets of $491 and $445, included in other long-term assets; and deferred income tax liabilities of $795 and $724, included in other long-term liabilities.
In 2023 and 2022, the Company had valuation allowances of $422 and $313, primarily related to foreign tax credits that the Company believes will not be realized due to carry forward limitations. The foreign tax credit carry forwards are set to expire beginning in fiscal 2030.

The Company generally no longer considers fiscal year earnings of non-U.S. consolidated subsidiaries after 2017 to be indefinitely reinvested (other than China and Taiwan) and has recorded the estimated incremental foreign withholding taxes (net of available foreign tax credits) and state income taxes payable assuming a hypothetical repatriation to the U.S. The Company considers undistributed earnings of certain non-U.S. consolidated subsidiaries, which totaled $3,225, to be indefinitely reinvested and has not provided for withholding or state taxes.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2023 and 2022 is as follows:

	2023	2022
Gross unrecognized tax benefit at beginning of year	$16	$33
Gross increases—current year tax positions	1	1
Gross increases—tax positions in prior years	11	12
Gross decreases—tax positions in prior years	(11)	(12)
Gross decreases—settlements	—	(12)
Lapse of statute of limitations	(1)	(6)
Gross unrecognized tax benefit at end of year	$16	$16

The gross unrecognized tax benefit includes tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. At the end of 2023 and 2022, these amounts were immaterial. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. The total amount of such unrecognized tax benefits that if recognized would favorably affect the effective income tax rate in future periods is $14 and $15 at the end of 2023 and 2022.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties recognized during 2023 and 2022, and accrued at the end of each respective period were not material.
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

	2023	2022	2021
Net income attributable to Costco	$6,292	$5,844	$5,007
Weighted average basic shares	443,854	443,651	443,089
RSUs	598	1,106	1,257
Weighted average diluted shares	444,452	444,757	444,346
Note 10—Commitments and Contingencies
Legal Proceedings
The Company is involved in many claims, proceedings and litigations arising from its business and property ownership. In accordance with applicable accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be losses in excess of amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. The Company has recorded immaterial accruals with respect to certain matters described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but monitors for developments that make the contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: the remedies or penalties sought are indeterminate or unspecified; the legal and/or factual theories are not well developed; and/or the matters involve complex or novel legal theories or a large number of parties.
The Company is a defendant in an action commenced in July 2013 under the California Labor Code Private Attorneys General Act (PAGA) alleging violation of California Wage Order 7-2001 for failing to provide seating to employees who work at entrance and exit doors in California warehouses. Canela v. Costco Wholesale Corp. (Case No. 2013-1-CV-248813; Santa Clara Superior Court). The complaint sought relief under the California Labor Code, including civil penalties and attorneys’ fees. On April 26, 2023, the court entered a final judgment in favor of the Company. The plaintiff appealed the judgment in June 2023.
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
In March 2019, employees filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide meal and rest periods and itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Relief was sought under the California Labor Code, including civil penalties and attorneys' fees. Nevarez v. Costco Wholesale Corp. (Case No. 2:19-cv-03454; C.D. Cal.). The Company filed an answer denying the material allegations of the complaint. In December 2019, the court issued an order denying class certification. In January 2020, the plaintiffs dismissed their Labor Code claims without prejudice, and the court remanded the action to state court. Settlement for an immaterial amount was agreed upon in February 2021. Final court approval of the settlement was granted on May 3, 2022. A proposed intervenor appealed the denial of her motion to intervene, and the appeal was dismissed on February 15, 2023.
In May 2019, an employee filed a class action against the Company alleging claims under California law for failure to pay overtime, to provide itemized wage statements, to timely pay wages due to terminating employees, to pay minimum wages, and for unfair business practices. Rough v. Costco Wholesale Corp. (Case No. 2:19-cv-01340; E.D. Cal.). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. In September 2021, the court granted the Company's motion for partial summary judgment and denied class certification. In August 2019, the plaintiff filed a companion case in state court seeking penalties under PAGA. Rough v. Costco Wholesale Corp. (Case No. FCS053454; Sonoma County Superior Court). Relief is sought under the California Labor Code, including civil penalties and attorneys' fees. The state court action has been stayed pending resolution of the federal action. In September 2023 the parties reached an agreement in principle on a settlement for an immaterial amount.
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
In August 2021, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law for failure to pay on a weekly basis. Umadat v. Costco Wholesale Corp. (Case No. 2:21-cv-4814; E.D.N.Y.). The Company filed an answer, denying the material allegations of the complaint. In August 2023, the parties reached an agreement in principle on a settlement for an immaterial amount. In April 2022, a former employee filed a similar suit, asserting class claims on behalf of certain non-exempt employees under New York Labor Law, as well as under the Fair Labor Standards Act, for failure to pay on a weekly basis and failure to pay overtime. Burian v. Costco Wholesale Corp. (Case No. 2:22-cv-02108; E.D.N.Y.). The case was settled for an immaterial amount and was dismissed with prejudice in May 2023.
In February 2021, a former employee filed a class action against the Company alleging violations of California Labor Code regarding payment of wages, meal and rest periods, wage statements, reimbursement of expenses, payment of final wages to terminated employees, and for unfair business practices. Edwards v. Costco Wholesale Corp. (Case No. 5:21-cv-00716: C.D. Cal.). On September 27, 2022, the parties reached a settlement for an immaterial amount, which is subject to court approval.
In July 2021, a former temporary staffing employee filed a class action against the Company and a staffing company alleging violations of the California Labor Code regarding payment of wages, meal and rest periods, wage statements, the timeliness of wages and final wages, and for unfair business practices. Dimas v. Costco Wholesale Corp. (Case No. STK-CV-UOE-2021-0006024; San Joaquin Superior Court). The Company has moved to compel arbitration of the plaintiff's individual claims and to dismiss the class action complaint. On September 7, 2021, the same plaintiff filed a separate representative action under PAGA, asserting the same Labor Code violations and seeking civil penalties and attorneys' fees. The case has been stayed pending arbitration of the plaintiff's individual claims.
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
In March 2022, an employee filed a class action against the Company alleging violations of the California Labor Code regarding the failure to: pay wages, provide meal and rest periods, provide accurate wage statements, timely pay final wages, and reimburse business expenses. Diaz v. Costco Wholesale Corp. (Case No. 22STCV09513; Los Angeles Superior Court). In December 2022, the case was settled for an immaterial amount, and the case was dismissed.
In May 2022, an employee filed a PAGA action against the Company alleging claims under the California Labor Code regarding the payment of wages, meal and rest periods, the timeliness of wages and final wages, wage statements, accurate records and business expenses. Gonzalez v. Costco Wholesale Corp. (Case No. 22AHCV00255; Los Angeles Superior Court). The Company filed an answer denying the allegations.
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
Members of the Board of Directors, six corporate officers and the Company were defendants in a shareholder derivative action filed in June 2022 related to chicken welfare and alleged breaches of fiduciary duties. Smith, et ano. v. Vachris, et al., Superior Court of the State of Washington, County of King, No, 22-2-08937-7SEA. The complaint sought from the individual defendants' damages, injunctive relief, costs, and attorneys' fees. On March 28, 2023, the court granted the defendants' motion to dismiss the action. The plaintiffs subsequently made a demand that the Board of Directors take various actions, including among other things, pursuing claims against directors and officers of the type asserted in the litigation. A demand review committee of the Board has been appointed to make a recommendation to the Board as to the demand.
In February 2023, Go Green Norcal, LLC filed an arbitration demand against the Company. The demand alleged a breach of a supply agreement and sought unspecified damages and cancellation of a loan from the Company. In March 2023, the Company filed its answer, denying any breach by the Company, along with counterclaims against Go Green and an affiliate for breach of contract, negligent misrepresentation, and an accounting. In August 2023 the plaintiff asserted that its damages exceed $70 million.
In January 2023 the Company received a Civil Investigative Demand from the U.S. Attorney's Office, Western District of Washington, requesting documents. The government is conducting a False Claims Act investigation concerning whether the Company presented or caused to be presented to the federal government for payment false claims relating to prescription medications.
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

Note 11—Segment Reporting
The Company is principally engaged in the operation of membership warehouses through wholly owned subsidiaries in the U.S., Canada, Mexico, Japan, the U.K., Korea, Australia, Taiwan, China, Spain, France, Iceland, New Zealand, and Sweden. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are as described in Note 1. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.
The following table provides information for the Company's reportable segments:

	United States	Canada	Other International	Total
2023
Total revenue	$176,630	$33,056	$32,604	$242,290
Operating income	5,392	1,448	1,274	8,114
Depreciation and amortization	1,599	183	295	2,077
Additions to property and equipment	3,288	281	754	4,323
Property and equipment, net	18,760	2,443	5,481	26,684
Total assets	49,189	6,420	13,385	68,994
2022
Total revenue	$165,294	$31,675	$29,985	$226,954
Operating income	5,268	1,346	1,179	7,793
Depreciation and amortization	1,436	180	284	1,900
Additions to property and equipment	2,795	388	708	3,891
Property and equipment, net	17,205	2,459	4,982	24,646
Total assets	44,904	6,558	12,704	64,166
2021
Total revenue	$141,398	$27,298	$27,233	$195,929
Operating income	4,470	1,093	1,145	6,708
Depreciation and amortization	1,339	177	265	1,781
Additions to property and equipment	2,612	272	704	3,588
Property and equipment, net	15,993	2,317	5,182	23,492
Total assets	39,589	5,962	13,717	59,268
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to the applicable merchandise categories:

	2023	2022	2021
Foods and Sundries	$96,175	$85,629	$77,277
Non-Foods	60,865	61,100	55,966
Fresh Foods	31,977	29,527	27,183
Warehouse Ancillary and Other Businesses	48,693	46,474	31,626
Total net sales	$237,710	$222,730	$192,052

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 3, 2023, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 3, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 3, 2023. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information (amounts in whole dollars)
Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.
During 2023 we had three individual cardholders under a business membership in the name of the Embassy of the Islamic Republic of Iran at our subsidiary in Mexico. Gross revenue during 2023 attributable to the membership was approximately $1,276, and our estimated profit on these transactions was approximately $100. The membership was canceled during the second quarter of 2023. The Company does not intend to continue these activities.
During the fiscal quarter ended September 3, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors” and “Committees of the Board” in Costco’s Proxy Statement for its 2024 annual meeting of shareholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”).
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
(b)Exhibits: The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		8/10/2023

4.1
First Supplemental Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of March 20, 2002 (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Current Report on the Form 8-K filed on March 25, 2002)
			8-K		3/25/2002

4.2	Form of 1.375% Senior Notes due June 20, 2027		8-K		4/17/2020

4.3	Form of 1.600% Senior Notes due April 20, 2030		8-K		4/17/2020

4.4	Form of 1.750% Senior Notes due April 20, 2032		8-K		4/17/2020

4.5	Form of 2.300% Senior Notes due May 18, 2022		8-K		5/16/2017

4.6	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

4.7	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

4.8	Description of Common Stock		10-K	8/28/2022	10/5/2022

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.2*	2019 Incentive Plan		DEF 14		12/17/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date

10.3*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.3.1*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee		10-Q	11/24/2019	12/23/2019

10.3.2*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - Non-U.S. Employee		10-Q	11/24/2019	12/23/2019

10.3.3*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/24/2019	12/23/2019

10.3.4*	2019 Stock Incentive Plan Letter Agreement for 2020 Performance-Based Restricted Stock Units-Executive		10-Q	11/24/2019	12/23/2019

10.4*	Fiscal 2023 Executive Bonus Plan		8-K		11/9/2022

10.5*	Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/2016	12/16/2016

10.5.1*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2019, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/25/2018	12/20/2018

10.5.2*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2020, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/24/2019	12/23/2019

10.5.3*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2021, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/22/2020	12/16/2020

10.5.4*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2022, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/21/2021	12/22/2021

10.5.5*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2023, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/2022	12/29/2022

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
10.6	Form of Indemnification Agreement		14A		12/13/1999

10.7*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.8**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

10.8.1**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/22/2015	12/17/2015

10.8.2**	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2016	3/9/2016

10.8.3**	Third Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	8/28/2016	10/12/2016

10.8.4**	Fourth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/18/2018	3/15/2018

10.8.5**	Fifth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/17/2019	3/13/2019

10.8.6#	Sixth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	9/1/2019	10/11/2019

10.8.7	Seventh Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2021	3/10/2021

10.8.8	Eighth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/13/2022	3/10/2022

10.8.9	Ninth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/20/2022	12/29/2022

10.8.10	Tenth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/20/2022	12/29/2022

10.8.11	Eleventh Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/12/2023	3/9/2023

10.8.12#	Twelfth Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
 _____________________
* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been omitted under a confidential treatment order issued by the Securities and Exchange Commission.
# Certain information in this exhibit has been omitted because it is both (i) not material and (ii) customarily and actually treated by the registrant as private or confidential.
(c)Financial Statement Schedules—None.
Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 10, 2023

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ RICHARD A. GALANTI
Richard A. Galanti Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
October 10, 2023

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