Form 10-Q
period 2023-11-26
COSTCO WHOLESALE CORP /NEW
filed 2023-12-20
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2023
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

The number of shares outstanding of the issuer's common stock as of December 13, 2023 was 443,728,416.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended
	November 26, 2023	November 20, 2022
REVENUE
Net sales	$56,717	$53,437
Membership fees	1,082	1,000
Total revenue	57,799	54,437
OPERATING EXPENSES
Merchandise costs	50,457	47,769
Selling, general and administrative	5,358	4,917
Operating income	1,984	1,751
OTHER INCOME (EXPENSE)
Interest expense	(38)	(34)
Interest income and other, net	160	53
INCOME BEFORE INCOME TAXES	2,106	1,770
Provision for income taxes	517	406
NET INCOME	$1,589	$1,364
NET INCOME PER COMMON SHARE:
Basic	$3.58	$3.07
Diluted	$3.58	$3.07
Shares used in calculation (000s):
Basic	443,827	443,837
Diluted	444,403	444,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 26, 2023	November 20, 2022
NET INCOME	$1,589	$1,364
Foreign-currency translation adjustment and other, net	(38)	(96)
COMPREHENSIVE INCOME	$1,551	$1,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	November 26, 2023	September 3, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,011	$13,700
Short-term investments	853	1,534
Receivables, net	2,542	2,285
Merchandise inventories	18,001	16,651
Other current assets	1,673	1,709
Total current assets	40,080	35,879
OTHER ASSETS
Property and equipment, net	27,168	26,684
Operating lease right-of-use assets	2,672	2,713
Other long-term assets	3,803	3,718
TOTAL ASSETS	$73,723	$68,994
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$20,357	$17,483
Accrued salaries and benefits	4,474	4,278
Accrued member rewards	2,207	2,150
Deferred membership fees	2,462	2,337
Current portion of long-term debt	1,080	1,081
Other current liabilities	6,188	6,254
Total current liabilities	36,768	33,583
OTHER LIABILITIES
Long-term debt, excluding current portion	5,866	5,377
Long-term operating lease liabilities	2,401	2,426
Other long-term liabilities	2,541	2,550
TOTAL LIABILITIES	47,576	43,936
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,787,000 and 442,793,000 shares issued and outstanding	2	2
Additional paid-in capital	7,489	7,340
Accumulated other comprehensive loss	(1,843)	(1,805)
Retained earnings	20,499	19,521
TOTAL EQUITY	26,147	25,058
TOTAL LIABILITIES AND EQUITY	$73,723	$68,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended November 26, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 3, 2023	442,793	$2	$7,340	$(1,805)	$19,521	$25,058	$—	$25,058
Net income	—	—	—	—	1,589	1,589	—	1,589
Foreign-currency translation adjustment and other, net	—	—	—	(38)	—	(38)	—	(38)
Stock-based compensation	—	—	446	—	—	446	—	446
Release of vested restricted stock units (RSUs), including tax effects	1,282	—	(292)	—	—	(292)	—	(292)
Repurchases of common stock	(288)	—	(5)	—	(157)	(162)	—	(162)
Cash dividend declared and other	—	—	—	—	(454)	(454)	—	(454)
BALANCE AT NOVEMBER 26, 2023	443,787	$2	$7,489	$(1,843)	$20,499	$26,147	$—	$26,147

	12 Weeks Ended November 20, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 28, 2022	442,664	$2	$6,884	$(1,829)	$15,585	$20,642	$5	$20,647
Net income	—	—	—	—	1,364	1,364	—	1,364
Foreign-currency translation adjustment and other, net	—	—	—	(96)	—	(96)	—	(96)
Stock-based compensation	—	—	403	—	—	403	—	403
Release of vested RSUs, including tax effects	1,462	—	(301)	—	—	(301)	—	(301)
Repurchases of common stock	(285)	—	(4)	—	(137)	(141)	—	(141)
Cash dividend declared	—	—	—	—	(400)	(400)	—	(400)
BALANCE AT NOVEMBER 20, 2022	443,841	$2	$6,982	$(1,925)	$16,412	$21,471	$5	$21,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 26, 2023	November 20, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,589	$1,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	501	447
Non-cash lease expense	74	111
Stock-based compensation	444	402
Impairment of assets and other non-cash operating activities, net	43	121
Changes in operating assets and liabilities:
Merchandise inventories	(1,384)	(737)
Accounts payable	2,854	487
Other operating assets and liabilities, net	530	415
Net cash provided by operating activities	4,651	2,610
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(200)	(253)
Maturities of short-term investments	878	274
Additions to property and equipment	(1,040)	(1,057)
Other investing activities, net	(4)	(21)
Net cash used in investing activities	(366)	(1,057)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(173)	(77)
Proceeds from short-term borrowings	144	29
Proceeds from issuance of long-term debt	498	—
Tax withholdings on stock-based awards	(292)	(301)
Repurchases of common stock	(162)	(141)
Cash dividend payments	(905)	(400)
Financing lease payments	(82)	(60)
Other financing activities, net	(2)	87
Net cash used in financing activities	(974)	(863)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(37)
Net increase in cash and cash equivalents	3,311	653
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	13,700	10,203
CASH AND CASH EQUIVALENTS END OF PERIOD	$17,011	$10,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first 12 weeks of the year for:
Interest	$52	$52
Income taxes, net	$210	$214
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Financing lease assets obtained in exchange for new or modified leases	$29	$49
Operating lease assets obtained in exchange for new or modified leases	$18	$68
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 26, 2023, Costco operated 870 warehouses worldwide: 599 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 108 in Canada, 40 in Mexico, 33 in Japan, 29 in the United Kingdom (U.K.), 18 in Korea, 15 in Australia,14 in Taiwan, five in China, four in Spain, two in France, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce websites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco and its wholly-owned subsidiaries. All material inter-company transactions among the Company and its consolidated subsidiaries have been eliminated in consolidation.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 3, 2023.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2024 is a 52-week year ending on September 1, 2024. References to the first quarter of 2024 and 2023 relate to the 12-week fiscal quarters ended November 26, 2023, and November 20, 2022.
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
Reclassification
Reclassifications were made to the condensed consolidated statement of cash flows for the first twelve weeks of fiscal 2023 to conform with current year presentation.

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard.
Note 2—Investments
The Company's investments were as follows:

November 26, 2023:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$665	$(20)	$645
Held-to-maturity:
Certificates of deposit	208	—	208
Total short-term investments	$873	$(20)	$853

September 3, 2023:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$650	$(17)	$633
Held-to-maturity:
Certificates of deposit	901	—	901
Total short-term investments	$1,551	$(17)	$1,534
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended November 26, 2023, and September 3, 2023. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first quarter of 2024 or 2023.
The maturities of available-for-sale and held-to-maturity securities at November 26, 2023, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$120	$118	$208
Due after one year through five years	362	354	—
Due after five years	183	173	—
Total	$665	$645	$208

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized.

	Level 2
	November 26, 2023	September 3, 2023
Investment in government and agency securities	$645	$633
Forward foreign-exchange contracts, in asset position(1)	7	18
Forward foreign-exchange contracts, in (liability) position(1)	(16)	(7)
Total	$636	$644
 _______________
(1)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At November 26, 2023, and September 3, 2023, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first quarter of 2024 or 2023.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no material fair value adjustments to these items during the first quarter of 2024. During the first quarter of 2023, the Company recognized in merchandise costs a charge of $93, primarily related to the impairment of certain leased assets associated with charter shipping activities.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	November 26, 2023	September 3, 2023
2.750% Senior Notes due May 2024	$1,000	$1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	972	484
Total long-term debt	6,972	6,484
Less unamortized debt discounts and issuance costs	26	26
Less current portion(1)	1,080	1,081
Long-term debt, excluding current portion	$5,866	$5,377
 _______________
(1)Net of unamortized debt discounts and issuance costs.
The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. In November 2023, our Japan subsidiary issued four Guaranteed Senior Notes, totaling approximately $500, at fixed interest rates ranging from 1.400% to 2.120%. Interest is payable semi-annually, and maturity dates range from November 7, 2033, to November 7, 2043. The fair value of the Company's long-term debt, including the current portion, was approximately $6,234 and $5,738 at November 26, 2023, and September 3, 2023.

Note 5—Equity
Dividends
A quarterly cash dividend of $1.02 per share was declared on October 18, 2023, and paid on November 17, 2023. The dividend was $0.90 per share in the first quarter of 2023.
Subsequent to the end of the quarter, on December 13, 2023, the Board of Directors declared a special cash dividend of $15.00 per share, payable January 12, 2024, to shareholders of record as of the close of business on December 28, 2023. The aggregate amount of payments will be approximately $6.7 billion.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. At November 26, 2023, the remaining amount available under the program was $3,401. The following table summarizes the repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
First quarter of 2024	288	$564.06	$162

First quarter of 2023	285	$495.94	$141
These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Note 6—Stock-Based Compensation
The 2019 Incentive Plan authorized the issuance of up to a maximum of 15,885,000 RSUs. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
At November 26, 2023, 7,097,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•2,726,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of a long-service term;
•69,000 performance-based RSUs granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•90,000 performance-based RSUs granted to executive officers of the Company, subject to achievement of performance targets for fiscal 2024, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below or in the amount of unrecognized compensation cost.

The following table summarizes RSU transactions during the first quarter of 2024:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at September 3, 2023	3,045	$405.63
Granted	1,573	544.28
Vested and delivered	(1,810)	430.49
Forfeited	(13)	446.28
Outstanding at November 26, 2023	2,795	$467.39
The remaining unrecognized compensation cost related to RSUs unvested at November 26, 2023, was $1,193, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended
	November 26, 2023	November 20, 2022
Stock-based compensation expense	$444	$402
Less recognized income tax benefits	95	89
Stock-based compensation expense, net	$349	$313
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended
	November 26, 2023	November 20, 2022
Net income	$1,589	$1,364
Weighted average basic shares	443,827	443,837
RSUs	576	694
Weighted average diluted shares	444,403	444,531
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the dilutive effect of RSUs using the treasury stock method.
Note 8—Commitments and Contingencies
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
In September 2023, a former employee filed a class action against the Company alleging claims under California law for failure to pay minimum wage, to pay overtime, to provide meal and rest periods, to provide accurate wage statements, to timely pay final wages, to reimburse employee expenses, and for unfair business practices. Jordan Clower v. Costco Wholesale Corporation (Case No. 1:23-cv-01621). The Company has filed a motion to dismiss.
In November 2023, a former employee filed a class action against the Company alleging claims under California law for failure to pay minimum wage, failure to pay overtime, failure to provide meal and rest breaks, failure to provide accurate wage statements, failure to reimburse expenses, failure to pay wages when due, and failure to pay sick pay. Martin Reyes v. Costco Wholesale Corporation, Sacramento County Superior Court. (Case No. 23cv011351). The Company has not yet responded to the complaint.
In August 2023, a former employee of a third-party staffing company filed a letter with the California Labor and Workforce Development Agency threatening claims under the California Private Attorneys General Act for alleged Labor Code violations consisting of minimum wage and overtime violations, meal and rest period violations, wage statement violations and failure to pay all wages at termination. Yesenia Murillo v. Real Time Staffing Services, LLC and Costco Wholesale Corporation. The Company is named as an alleged joint employer. A complaint has not yet been filed.
In October 2023, current and former employees filed suit against the Company asserting collective and class claims on behalf of all “Junior Managers” under the Fair Labor Standards Act and New York Labor Law for failure to pay overtime compensation and for inaccurate wage notices and statements under New York law. Lock et al. v. Costco Wholesale Corp. (Case No. 2:23-cv-07904; E.D.N.Y.). The Company has not yet responded to the complaint.
In October 2023, a current employee filed suit against the Company asserting collective and class claims on behalf of all “supervisors” employed in New Jersey under the Fair Labor Standards Act and New Jersey Wage and Hour Law for failure to pay all hours worked. Shah v. Costco Wholesale Corp. (Case No. 2:23-cv-21286; D.N.J.) The Company has not yet responded to the complaint.
In February 2021, a former employee filed a class action against the Company alleging violations of California Labor Code regarding payment of wages, meal and rest periods, wage statements, reimbursement of expenses, payment of final wages to terminated employees, and for unfair business practices. Edwards v. Costco Wholesale Corp. (Case No. 5:21-cv-00716: C.D. Cal.). On September 27, 2022, the parties reached a settlement for an immaterial amount. The settlement was granted final court approval on October 20, 2023.
In July 2021, a former temporary staffing employee filed a class action against the Company and a staffing company, alleging violations of the California Labor Code regarding payment of wages, meal and rest periods, wage statements, the timeliness of wages and final wages, and for unfair business practices. Dimas v. Costco Wholesale Corp. (Case No. STK-CV-UOE-2021-0006024; San Joaquin Superior Court). The Company has moved to compel arbitration of the plaintiff's individual claims and to dismiss the class action complaint. On September 7, 2021, the same plaintiff filed a separate representative action under the California Private Attorneys General Act, asserting the same Labor Code violations and seeking civil penalties and attorneys' fees. The case has been stayed pending arbitration of the plaintiff's individual claims.
In September 2021, an employee filed a class action against the Company alleging violations of the California Labor Code regarding failure to provide sick pay, failure to timely pay wages due at separation from employment, and for violations of California's unfair competition law. De Benning v. Costco Wholesale Corp. (Case No. 34-2021-00309030-CU-OE-GDS; Sacramento Superior Court). In April 2022, a settlement for an immaterial amount was agreed upon, subject to court approval. Final approval of the settlement was granted on February 10, 2023. A compliance hearing is scheduled for February 9, 2024.
In May 2022, an employee filed a PAGA action against the Company, alleging claims under the California Labor Code regarding the payment of wages, meal and rest periods, the timeliness of wages and final wages, wage statements, accurate records and business expenses. Gonzalez v. Costco Wholesale Corp. (Case No. 22AHCV00255; Los Angeles Superior Court). The Company filed an answer denying the allegations. On October 31, 2023, a settlement was reached for an immaterial amount. The settlement requires court approval.
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
Between September 25, 2023, and October 21, 2023, five class action suits were filed against the Company alleging various privacy law violations stemming from pixel trackers on Costco.com. Birdwell v. Costco, Case No. T23-1405, Contra Costa County Superior Court; Castillo v. Costco, Case No. 2:34-cv-01548 (W.D. Wash.); Groves et ano. v. Costco, Case No. 2:23-cv-01662 (W.D. Wash.); R.S. v, Costco, Case No. 2:23-cv-01628; Stock v. Costco, Case No. 2:23-cv-08808 (C.D. Cal.). The complaints seek damages, equitable relief and attorneys’ fees under various statutes, including the Washington Consumer Protection Act, Washington Privacy Act, Electronic Communications Privacy Act, California Invasion of Privacy Act, and California Confidentiality of Medical Information Act. They also allege breach of implied contract, breach of fiduciary duty of confidentiality, unjust enrichment, negligence, and invasion of privacy. The Company has not yet responded to the complaints.
In October 2021 the Company received a notice that the Quebec Health Insurance Board had commenced an inquiry to determine whether the Company had given or received improper payments for drugs that are covered by the province's prescription drug program from drug wholesalers, generic drug manufacturers or the independent pharmacist who owns and operates the pharmacies located in the Company's Quebec locations. The inquiry covers a period beginning January 1, 2017.
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

Note 9—Segment Reporting
The Company is principally engaged in the operation of membership warehouses through wholly owned subsidiaries in the U.S., Canada, Mexico, Japan, the U.K., Korea, Australia, Taiwan, China, Spain, France, Iceland, New Zealand, and Sweden. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 3, 2023, and Note 1 above. Inter-segment net sales and expenses have been eliminated in computing total revenue and operating income.
The following table provides information for the Company's reportable segments:

	United States	Canada	Other International	Total
12 Weeks Ended November 26, 2023
Total revenue	$41,833	$7,901	$8,065	$57,799
Operating income	1,358	325	301	1,984
12 Weeks Ended November 20, 2022
Total revenue	$40,145	$7,356	$6,936	$54,437
Operating income	1,236	288	227	1,751
53 Weeks Ended September 3, 2023
Total revenue	$176,630	$33,056	$32,604	$242,290
Operating income	5,392	1,448	1,274	8,114
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended
	November 26, 2023	November 20, 2022
Foods and Sundries	$23,024	$21,448
Non-Foods	14,766	14,032
Fresh Foods	7,328	6,717
Warehouse Ancillary and Other Businesses	11,599	11,240
Total net sales	$56,717	$53,437

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
OVERVIEW
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q), as well as our consolidated financial statements, the accompanying Notes to Financial Statements, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2023 Form 10-K, filed with the United States Securities and Exchange Commission on October 11, 2023.
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
Our operating model is generally the same across our U.S., Canadian, and Other International operating segments (see Note 9 to the consolidated financial statements included in Part I, Item 1, of this Report). Certain operations in the Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of sales, less or no direct membership warehouse competition, or lack e-commerce or business delivery.
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars. This impact of foreign-exchange rate changes is calculated based on the difference between the current and prior period's exchange rates. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current and prior period's average price per gallon sold. Results expressed excluding the impacts of foreign exchange and gasoline prices are intended as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP and should be reviewed in conjunction with results reported in accordance with U.S. GAAP.
Our fiscal year ends on the Sunday closest to August 31. References to the first quarter of 2024 and 2023 relate to the 12-week fiscal quarters ended November 26, 2023, and November 20, 2022. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for the first quarter of 2024 versus 2023 include:
•Net sales increased 6% to $56,717, driven by a 4% increase in comparable sales and sales at 25 net new warehouses opened since the end of the first quarter of 2023;
•Membership fee revenue increased 8% to $1,082, driven by new member sign-ups, upgrades to Executive Membership, and a higher renewal rate;
•Gross margin percentage increased 43 basis points, driven primarily by our warehouse operations and other businesses and the absence of a charge of $93, $0.15 per diluted share, predominantly related to the discontinuation of our charter shipping activities, which was recorded in the first quarter of 2023;
•SG&A expenses as a percentage of net sales increased 25 basis points, primarily due to increased costs in warehouse operations and other businesses, including the impact of wage increases in March and September 2023;
•The provision for income taxes in the first quarter of 2024 was positively impacted by a benefit related to stock compensation of $44, $0.10 per diluted share, compared to $53, $0.12 per diluted share, in the first quarter of 2023;
•Net income was $1,589, $3.58 per diluted share, compared to $1,364, $3.07 per diluted share in 2023;
•A quarterly cash dividend of $1.02 per share was declared on October 18, 2023, and paid on November 17, 2023; and
•Subsequent to the end of the quarter, on December 13, 2023, the Board of Directors declared a special cash dividend of $15.00 per share, payable January 12, 2024.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 26, 2023	November 20, 2022
Net Sales	$56,717	$53,437
Changes in net sales:
U.S.	4%	11%
Canada	7%	3%
Other International	16%	—%
Total Company	6%	8%
Changes in comparable sales:
U.S.	2%	9%
Canada	6%	2%
Other International	11%	(3)%
Total Company	4%	7%
E-commerce	6%	(4)%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S.	3%	7%
Canada	8%	8%
Other International	7%	9%
Total Company	4%	7%
E-commerce	6%	(2)%
Net Sales
Net sales increased $3,280 or 6%, during the first quarter of 2024. The improvement was attributable to an increase in comparable sales of 4%, and sales at the 25 net new warehouses opened since the end of the first quarter of 2023. Sales increased $2,921, or 7% in core merchandise categories, led by fresh foods and foods and sundries. Sales in warehouse ancillary and other businesses increased $359, or 3%, led by pharmacy.
During the first quarter of 2024, lower gasoline prices negatively impacted net sales by $341, 64 basis points, compared to 2023, with a 4% decrease in the average price per gallon. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $195, 36 basis points, compared to the first quarter of 2023, attributable to our Other International operations, partially offset by our Canadian operations.
Comparable Sales
Comparable sales increased 4% in the first quarter of 2024 and were positively impacted by increases in shopping frequency, partially offset by a slight decrease in average ticket.

Membership Fees

	12 Weeks Ended
	November 26, 2023	November 20, 2022
Membership fees	$1,082	$1,000
Membership fees increase	8%	6%
Total paid members (000s)	72,000	66,900
Total cardholders (000s)	129,500	120,900
Membership fee revenue increased 8%, driven by new member sign-ups, upgrades to Executive Membership, and a higher renewal rate. At the end of the first quarter of 2024, our renewal rates were 92.8% in the U.S. and Canada and 90.5% worldwide. Renewal rates benefited from higher penetration of Executive members. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period.
Gross Margin

	12 Weeks Ended
	November 26, 2023	November 20, 2022
Net sales	$56,717	$53,437
Less merchandise costs	50,457	47,769
Gross margin	$6,260	$5,668
Gross margin percentage	11.04%	10.61%
Gross margin percentage increased 43 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 10.97%, an increase of 36 basis points. The 36 basis-point increase was positively impacted by: 22 basis points related to our warehouse ancillary and other businesses, primarily gasoline and e-commerce; 17 basis points due to the absence of a charge related to the discontinuation of our charter shipping activities that was recorded in the first quarter of 2023; and three basis points due to a LIFO benefit. These were partially offset by: three basis points due to core merchandise categories, predominantly fresh foods; and three basis points due to increased 2% rewards.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased five basis points. The increase was primarily due to non-foods, partially offset by fresh foods and foods and sundries. This measure eliminates the impact of changes in sales penetration and gross margins from our warehouse ancillary and other businesses.
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased across all segments. Our U.S. segment performed similarly to the results above. The increases in our Canadian and Other International segments were primarily due to increases in warehouse ancillary and other businesses and core merchandise categories. All segments were negatively impacted by increased 2% rewards.

Selling, General and Administrative Expenses

	12 Weeks Ended
	November 26, 2023	November 20, 2022
SG&A expenses	$5,358	$4,917
SG&A expenses as a percentage of net sales	9.45%	9.20%
SG&A expenses as a percentage of net sales increased 25 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.39%, an increase of 19 basis points. The comparison to last year was negatively impacted by 14 basis points in warehouse operations and other businesses which included the impact of wage increases in March and September 2023. Stock compensation and preopening costs were each higher by two basis points, and central operating costs were higher by one basis point.
Interest Expense

	12 Weeks Ended
	November 26, 2023	November 20, 2022
Interest expense	$38	$34
Interest expense is primarily related to Senior Notes and financing leases.
Interest Income and Other, Net

	12 Weeks Ended
	November 26, 2023	November 20, 2022
Interest income	$154	$54
Foreign-currency transaction gains (losses), net	3	(9)
Other, net	3	8
Interest income and other, net	$160	$53
The increase in interest income in the first quarter was due to higher global interest rates and higher average cash and investment balances. Foreign-currency transaction gains (losses), net, include revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 3, 2023.
Provision for Income Taxes

	12 Weeks Ended
	November 26, 2023	November 20, 2022
Provision for income taxes	$517	$406
Effective tax rate	24.5%	23.0%
The effective tax rate for the first quarter of 2024 was impacted by net discrete tax benefits of $40, primarily due to excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.4% for the first quarter of 2024.
The effective tax rate for the first quarter of 2023 was impacted by net discrete tax benefits of $56, primarily due to excess tax benefits related to stock compensation. Excluding discrete net tax benefits, the tax rate was 26.1% for the first quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 26, 2023	November 20, 2022
Net cash provided by operating activities	$4,651	$2,610
Net cash used in investing activities	(366)	(1,057)
Net cash used in financing activities	(974)	(863)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $17,864 and $15,234 at November 26, 2023, and September 3, 2023. Of these balances, unsettled credit and debit card receivables represented approximately $2,603 and $2,282 at November 26, 2023, and September 3, 2023. These receivables generally settle within four days.
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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $4,651 in the first quarter of 2024, compared to $2,610 in the first quarter of 2023. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, the forward deployment of inventory to accelerate delivery times, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $366 in the first quarter of 2024, compared to $1,057 in the first quarter of 2023, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first quarter of 2024, we spent $1,040 on capital expenditures, and it is our current intention to spend approximately $4,400 to $4,600 during fiscal 2024. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 10 new warehouses, including one relocation, in the first quarter of 2024 and plan to open 23 additional new warehouses, including one relocation, in the remainder of fiscal 2024. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $974 in the first quarter of 2024, compared to $863 in the first quarter of 2023. Cash flow used in financing activities during the first quarter of 2024 was primarily related to the payment of dividends, withholding taxes on stock-based awards, and repurchases of common stock. In November 2023, our Japanese subsidiary issued four Guaranteed Senior Notes totaling approximately $500 at fixed interest rates ranging from 1.400% to 2.120%.
Dividends
A quarterly cash dividend of $1.02 per share was declared on October 18, 2023, payable to shareholders of record on November 3, 2023, which was paid on November 17, 2023.
Subsequent to the end of the quarter, on December 13, 2023, the Board of Directors declared a special cash dividend of $15.00 per share, payable January 12, 2024, to shareholders of record as of the close of business on December 28, 2023. The aggregate amount of payments will be approximately $6.7 billion.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During the first quarter of 2024 and 2023, we repurchased 288,000 and 285,000 shares of common stock, at an average price per share of $564.06 and $495.94, totaling approximately $162 and $141. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $3,401 at the end of the first quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At November 26, 2023, we had borrowing capacity under these facilities of $1,245. Our international operations maintain $757 of this capacity under bank credit facilities, of which $163 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the consolidated balance sheets, were immaterial at the end of the first quarter of 2024 and at the end of fiscal 2023.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $223. The outstanding commitments under these facilities at the end of the first quarter of 2024 totaled $188, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended September 3, 2023. There have been no material changes to the critical accounting estimates previously disclosed in that Report.
Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part 1, Item 1 of this Report.
Item 3—Quantitative and Qualitative Disclosures about Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign-currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended September 3, 2023.
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of November 26, 2023, and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
See discussion of Legal Proceedings in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended September 3, 2023. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase program activity for the first quarter of 2024 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
September 4, 2023 — October 1, 2023	95,000	$558.12	95,000	$3,510
October 2, 2023 — October 29, 2023	100,000	561.76	100,000	3,454
October 30, 2023 — November 26, 2023	93,000	572.60	93,000	3,401
Total first quarter	288,000	$564.06	288,000
 _______________
(1)Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
On December 16, 2023, Costco Wholesale Corporation entered into an executive employment agreement, effective January 1, 2024, with Ron Vachris. He will be employed as President and Chief Executive Officer for a one-year term beginning January 1, 2024; the Agreement may be renewed for one or more additional one-year terms upon the written agreement of both parties. The agreement provides for, among other things, an annual base salary of $1.15 million and upon involuntary termination of employment (other than for cause, death or disability) or resignation for good reason severance of 1.5 times annual base salary and target bonus, and accelerated vesting of certain equity awards. This description is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.2 to this Form 10-Q.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		8/10/2023

10.1*	Fiscal 2024 Executive Bonus Plan		8-K		11/24/2023

10.2*	Executive Employment Agreement effective January 1, 2024, between Ron Vachris and Costco Wholesale Corporation	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
_____________________
* Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 20, 2023	By	/s/ W. CRAIG JELINEK
Date		W. Craig Jelinek Chief Executive Officer and Director

December 20, 2023	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director