Form 10-Q
period 2024-02-18
COSTCO WHOLESALE CORP /NEW
filed 2024-03-13
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 18, 2024
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

The number of shares outstanding of the issuer's common stock as of March 6, 2024 was 443,504,036.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
REVENUE
Net sales	$57,331	$54,239	$114,048	$107,676
Membership fees	1,111	1,027	2,193	2,027
Total revenue	58,442	55,266	116,241	109,703
OPERATING EXPENSES
Merchandise costs	51,140	48,423	101,597	96,192
Selling, general and administrative	5,240	4,940	10,598	9,857
Operating income	2,062	1,903	4,046	3,654
OTHER INCOME (EXPENSE)
Interest expense	(41)	(34)	(79)	(68)
Interest income and other, net	216	114	376	167
INCOME BEFORE INCOME TAXES	2,237	1,983	4,343	3,753
Provision for income taxes	494	517	1,011	923
NET INCOME	$1,743	$1,466	$3,332	$2,830
NET INCOME PER COMMON SHARE:
Basic	$3.93	$3.30	$7.51	$6.37
Diluted	$3.92	$3.30	$7.49	$6.37
Shares used in calculation (000s):
Basic	443,892	443,877	443,859	443,857
Diluted	444,754	444,475	444,579	444,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
NET INCOME	$1,743	$1,466	$3,332	$2,830
Foreign-currency translation adjustment and other, net	1	253	(37)	157
COMPREHENSIVE INCOME	$1,744	$1,719	$3,295	$2,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	February 18, 2024	September 3, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,095	$13,700
Short-term investments	1,226	1,534
Receivables, net	2,779	2,285
Merchandise inventories	17,075	16,651
Other current assets	1,971	1,709
Total current assets	32,146	35,879
OTHER ASSETS
Property and equipment, net	27,601	26,684
Operating lease right-of-use assets	2,740	2,713
Other long-term assets	3,836	3,718
TOTAL ASSETS	$66,323	$68,994
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$17,494	$17,483
Accrued salaries and benefits	4,801	4,278
Accrued member rewards	2,268	2,150
Deferred membership fees	2,541	2,337
Current portion of long-term debt	1,080	1,081
Other current liabilities	6,504	6,254
Total current liabilities	34,688	33,583
OTHER LIABILITIES
Long-term debt, excluding current portion	5,865	5,377
Long-term operating lease liabilities	2,488	2,426
Other long-term liabilities	2,522	2,550
TOTAL LIABILITIES	45,563	43,936
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,549,000 and 442,793,000 shares issued and outstanding	2	2
Additional paid-in capital	7,620	7,340
Accumulated other comprehensive loss	(1,842)	(1,805)
Retained earnings	14,980	19,521
TOTAL EQUITY	20,760	25,058
TOTAL LIABILITIES AND EQUITY	$66,323	$68,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended February 18, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 26, 2023	443,787	$2	$7,489	$(1,843)	$20,499	$26,147	$—	$26,147
Net income	—	—	—	—	1,743	1,743	—	1,743
Foreign-currency translation adjustment and other, net	—	—	—	1	—	1	—	1
Stock-based compensation	—	—	136	—	—	136	—	136
Release of vested restricted stock units (RSUs), including tax effects	2	—	—	—	—	—	—	—
Repurchases of common stock	(240)	—	(5)	—	(155)	(160)	—	(160)
Cash dividend declared and other	—	—	—	—	(7,107)	(7,107)	—	(7,107)
BALANCE AT FEBRUARY 18, 2024	443,549	$2	$7,620	$(1,842)	$14,980	$20,760	$—	$20,760

	12 Weeks Ended February 12, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 20, 2022	443,841	$2	$6,982	$(1,925)	$16,412	$21,471	$5	$21,476
Net income	—	—	—	—	1,466	1,466	—	1,466
Foreign-currency translation adjustment and other, net	—	—	—	253	—	253	—	253
Stock-based compensation	—	—	148	—	—	148	—	148
Release of vested RSUs, including tax effects	3	—	(1)	—	—	(1)	—	(1)
Repurchases of common stock	(294)	—	(6)	—	(138)	(144)	—	(144)
Cash dividend declared	—	—	—	—	(399)	(399)	—	(399)
BALANCE AT FEBRUARY 12, 2023	443,550	$2	$7,123	$(1,672)	$17,341	$22,794	$5	$22,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	24 Weeks Ended February 18, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 3, 2023	442,793	$2	$7,340	$(1,805)	$19,521	$25,058	$—	$25,058
Net income	—	—	—	—	3,332	3,332	—	3,332
Foreign-currency translation adjustment and other, net	—	—	—	(37)	—	(37)	—	(37)
Stock-based compensation	—	—	582	—	—	582	—	582
Release of vested restricted stock units (RSUs), including tax effects	1,284	—	(292)	—	—	(292)	—	(292)
Repurchases of common stock	(528)	—	(10)	—	(312)	(322)	—	(322)
Cash dividends declared and other	—	—	—	—	(7,561)	(7,561)	—	(7,561)
BALANCE AT FEBRUARY 18, 2024	443,549	$2	$7,620	$(1,842)	$14,980	$20,760	$—	$20,760

	24 Weeks Ended February 12, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 28, 2022	442,664	$2	$6,884	$(1,829)	$15,585	$20,642	$5	$20,647
Net income	—	—	—	—	2,830	2,830	—	2,830
Foreign-currency translation adjustment and other, net	—	—	—	157	—	157	—	157
Stock-based compensation	—	—	551	—	—	551	—	551
Release of vested RSUs, including tax effects	1,465	—	(302)	—	—	(302)	—	(302)
Repurchases of common stock	(579)	—	(10)	—	(275)	(285)	—	(285)
Cash dividends declared	—	—	—	—	(799)	(799)	—	(799)
BALANCE AT FEBRUARY 12, 2023	443,550	$2	$7,123	$(1,672)	$17,341	$22,794	$5	$22,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	24 Weeks Ended
	February 18, 2024	February 12, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,332	$2,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,015	917
Non-cash lease expense	148	216
Stock-based compensation	580	549
Impairment of assets and other non-cash operating activities, net	(7)	145
Changes in operating assets and liabilities:
Merchandise inventories	(425)	1,849
Accounts payable	4	(1,417)
Other operating assets and liabilities, net	735	713
Net cash provided by operating activities	5,382	5,802
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(719)	(396)
Maturities of short-term investments	1,029	512
Additions to property and equipment	(2,071)	(1,947)
Other investing activities, net	9	(34)
Net cash used in investing activities	(1,752)	(1,865)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(409)	(520)
Proceeds from short-term borrowings	383	479
Proceeds from issuance of long-term debt	498	—
Tax withholdings on stock-based awards	(292)	(302)
Repurchases of common stock	(322)	(284)
Cash dividend payments	(8,012)	(400)
Financing lease payments	(94)	(158)
Other financing activities, net	(2)	(30)
Net cash used in financing activities	(8,250)	(1,215)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	15	45
Net increase in cash and cash equivalents	(4,605)	2,767
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	13,700	10,203
CASH AND CASH EQUIVALENTS END OF PERIOD	$9,095	$12,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of the year for:
Interest	$62	$62
Income taxes, net	$1,197	$636
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$—	$399
Financing lease assets obtained in exchange for new or modified leases	$97	$47
Operating lease assets obtained in exchange for new or modified leases	$145	$131
Capital expenditures included in liabilities	$144	$11
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At February 18, 2024, Costco operated 874 warehouses worldwide: 602 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 108 in Canada, 40 in Mexico, 33 in Japan, 29 in the United Kingdom (U.K.), 18 in Korea, 15 in Australia,14 in Taiwan, six in China, four in Spain, two in France, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce websites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2024 is a 52-week year ending on September 1, 2024. References to the second quarter of 2024 and 2023 relate to the 12-week fiscal quarters ended February 18, 2024, and February 12, 2023. References to the first half of 2024 and 2023 relate to the 24 weeks ended February 18, 2024 and February 12, 2023.
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
Reclassification
Reclassifications were made to the condensed consolidated statement of cash flows for the first half of fiscal 2023 to conform with current year presentation.

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the new standard.
In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating the new standard.
Note 2—Investments
The Company's investments were as follows:

February 18, 2024:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$678	$(13)	$665
Held-to-maturity:
Certificates of deposit	561	—	561
Total short-term investments	$1,239	$(13)	$1,226

September 3, 2023:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$650	$(17)	$633
Held-to-maturity:
Certificates of deposit	901	—	901
Total short-term investments	$1,551	$(17)	$1,534
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the periods ended February 18, 2024, or September 3, 2023. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first half of 2024 or 2023.
The maturities of available-for-sale and held-to-maturity securities at February 18, 2024, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$136	$135	$561
Due after one year through five years	370	365	—
Due after five years	172	165	—
Total	$678	$665	$561

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the level within the hierarchy reflecting the valuation techniques utilized.

	Level 2
	February 18, 2024	September 3, 2023
Investment in government and agency securities(1)	$669	$633
Forward foreign-exchange contracts, in asset position(2)	12	18
Forward foreign-exchange contracts, in (liability) position(2)	(4)	(7)
Total	$677	$644
 _______________
(1)At February 18, 2024, $4 cash and cash equivalents and $665 short-term investments are included in the accompanying condensed consolidated balance sheets.
(2)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At February 18, 2024, and September 3, 2023, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first half of 2024 or 2023.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no material fair value adjustments to these items during the first half of 2024. During the first quarter of 2023, the Company recognized in merchandise costs a charge of $93, primarily related to the impairment of certain leased assets associated with charter shipping activities, now discontinued.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	February 18, 2024	September 3, 2023
2.750% Senior Notes due May 2024	$1,000	$1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	969	484
Total long-term debt	6,969	6,484
Less unamortized debt discounts and issuance costs	24	26
Less current portion(1)	1,080	1,081
Long-term debt, excluding current portion	$5,865	$5,377
 _______________
(1)Net of unamortized debt discounts and issuance costs.

The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. In November 2023, the Company's Japan subsidiary issued four Guaranteed Senior Notes, totaling approximately $500, at fixed interest rates ranging from 1.400% to 2.120%. Interest is payable semi-annually, and maturity dates range from November 7, 2033, to November 7, 2043. The fair value of the Company's long-term debt, including the current portion, was approximately $6,306 and $5,738 at February 18, 2024, and September 3, 2023.
Note 5—Equity
Dividends
A quarterly cash dividend of $1.02 per share was declared on January 18, 2024, and paid on February 16, 2024. The dividend was $0.90 per share in the second quarter of 2023. On January 12, 2024, an aggregate payment of approximately $6,655 was made in connection with a special cash dividend of $15.00 per share, declared on December 13, 2023.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. At February 18, 2024, the remaining amount available under the program was $3,241. The following table summarizes the repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Second quarter of 2024	240	$664.02	$160
First half of 2024	528	$609.51	$322

Second quarter of 2023	294	$488.30	$144
First half of 2023	579	$492.06	$285
These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Note 6—Stock-Based Compensation
The 2019 Incentive Plan authorized the issuance of up to a maximum of 15,885,000 RSUs. To preserve the value of outstanding awards, the number of RSUs that may be granted under this Plan is subject to adjustments from changes in capital structure. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
As required by the 2019 Incentive Plan, in conjunction with the 2024 special cash dividend, the number of shares subject to outstanding RSUs was increased on the dividend record date to preserve their value. They were adjusted by multiplying the number of outstanding shares by a factor of 1.018, representing the ratio of the Nasdaq closing price of $674.62 on December 26, 2023, which was the last trading day immediately prior to the ex-dividend date, to the Nasdaq opening price of $662.70 on the ex-dividend date, December 27, 2023. The outstanding RSUs increased by approximately 52,000. The adjustment did not result in additional stock-based compensation expense, as the fair value of the awards did not change. As further required by the 2019 Incentive Plan, the maximum number of shares issuable under the plan was proportionally adjusted, which resulted in an additional 128,000 RSU shares available to be granted.

Summary of Restricted Stock Unit Activity
At February 18, 2024, 7,249,000 shares were available to be granted as RSUs, and the following awards, adjusted for the effects of the special dividend, were outstanding:
•2,749,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of a long-service term;
•70,000 performance-based RSUs granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•91,000 performance-based RSUs granted to executive officers of the Company, subject to achievement of performance targets for 2024, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below. The Company recognized compensation expense for these awards in the second quarter of 2024, as it is currently deemed probable that the targets will be achieved.
The following table summarizes RSU transactions during the first half of 2024:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at September 3, 2023	3,045	$405.63
Granted	1,663	545.98
Vested and delivered	(1,813)	430.54
Forfeited	(37)	454.02
Special cash dividend	52	N/A
Outstanding at February 18, 2024	2,910	$462.35
The remaining unrecognized compensation cost related to RSUs unvested at February 18, 2024, was $1,098, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
Stock-based compensation expense	$136	$147	$580	$549
Less recognized income tax benefits	25	24	120	113
Stock-based compensation expense, net	$111	$123	$460	$436

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
Net income	$1,743	$1,466	$3,332	$2,830
Weighted average basic shares	443,892	443,877	443,859	443,857
RSUs	862	598	720	646
Weighted average diluted shares	444,754	444,475	444,579	444,503
Anti-dilutive RSUs	—	6	—	—
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
In November 2023, a former employee filed a class action against the Company alleging claims under California law for failure to pay minimum wage, failure to pay overtime, failure to provide meal and rest breaks, failure to provide accurate wage statements, failure to reimburse expenses, failure to pay wages when due, and failure to pay sick pay. Martin Reyes v. Costco Wholesale Corporation, Sacramento County Superior Court. (Case No. 23cv011351). An amended complaint has been filed, as to which the Company has yet to respond.
In October 2023, current and former employees filed suit against the Company asserting collective and class claims on behalf of all “Junior Managers” under the Fair Labor Standards Act and New York Labor Law, for failure to pay overtime compensation and for inaccurate wage statements under New York law.

Lock et al. v. Costco Wholesale Corp. (Case No. 2:23-cv-07904; E.D.N.Y.). On February 1, 2024, the Company served a motion to dismiss the inaccurate wage-statement claim.
In October 2023, a current employee filed suit against the Company asserting collective and class claims on behalf of all “supervisors” employed in New Jersey, under the Fair Labor Standards Act and New Jersey Wage and Hour Law for failure to pay all hours worked. Shah v. Costco Wholesale Corp. (Case No. 2:23-cv-21286; D.N.J.). On December 26, 2023, the Company filed its answer, denying all claims.
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
In May 2022, an employee filed an action under the California Private Attorneys General Act against the Company, alleging claims under the California Labor Code regarding the payment of wages, meal and rest periods, the timeliness of wages and final wages, wage statements, accurate records and business expenses. Gonzalez v. Costco Wholesale Corp. (Case No. 22AHCV00255; Los Angeles Superior Court). The Company filed an answer denying the allegations. On October 31, 2023, a settlement was reached for an immaterial amount. A hearing on preliminary approval of the settlement is scheduled for April 23, 2024.
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
In February 2023, Go Green Norcal, LLC filed an arbitration demand against the Company. The demand alleged a breach of a supply agreement and sought unspecified damages and cancellation of a loan from the Company. In March 2023, the Company filed its answer, denying any breach by the Company, along with counterclaims against Go Green and an affiliate for breach of contract, negligent misrepresentation, and an accounting. In August 2023 the plaintiff asserted that its damages exceed $70 million. An award to the plaintiffs of an immaterial amount was paid in February 2024.

Between September 25, 2023, and October 31, 2023, five class action suits were filed against the Company alleging various privacy law violations stemming from pixel trackers on Costco.com. Birdwell v. Costco Wholesale Corp., Case No. T23-1405, Contra Costa County Superior Court; and Scott v. Costco Wholesale Corp., Case No. 2:23-cv-08808 (C.D. Cal.), now consolidated with R.S. v. Costco Wholesale Corp., Case No. 2:23-cv-01628 (W.D. Wash.); Groves, et ano. v. Costco Wholesale Corp., Case No. 2:23-cv-01662 (W.D. Wash.) and Castillo v. Costco Wholesale Corp., under Case No. 2:34-cv-01548 (W.D. Wash.). The Castillo plaintiffs filed a consolidated complaint on January 26, 2024, which seeks damages, equitable relief and attorneys’ fees under various statutes, including the Washington Consumer Protection Act, Washington Privacy Act, Washington Uniform Health Care Information Act, Electronic Communications Privacy Act, California Invasion of Privacy Act, and California Confidentiality of Medical Information Act. The consolidated complaint also alleges breach of implied contract, invasion of privacy, conversion and unjust enrichment. The Company filed a motion to dismiss and demurrer in Birdwell and has not responded to the Castillo consolidated complaint. On January 2, 2024, the Company received a related civil investigative demand from the Washington Attorney General's office. On January 3, 2024, the Company received a related pre-litigation letter from the Los Angeles Office of the County Counsel.
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

Note 9—Segment Reporting
The Company is principally engaged in the operation of membership warehouses through wholly owned subsidiaries in the U.S., Canada, Mexico, Japan, the U.K., Korea, Australia, Taiwan, China, Spain, France, Iceland, New Zealand, and Sweden. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 3, 2023, and Note 1 above. Inter-segment net sales and expenses have been eliminated in calculating total revenue and operating income.
The following table provides information for the Company's reportable segments:

	United States	Canada	Other International	Total
12 Weeks Ended February 18, 2024
Total revenue	$41,952	$7,874	$8,616	$58,442
Operating income	1,294	390	378	2,062
12 Weeks Ended February 12, 2023
Total revenue	$40,145	$7,299	$7,822	$55,266
Operating income	1,295	284	324	1,903
24 Weeks Ended February 18, 2024
Total revenue	$83,785	$15,775	$16,681	$116,241
Operating income	2,652	715	679	4,046
24 Weeks Ended February 12, 2023
Total revenue	$80,290	$14,655	$14,758	$109,703
Operating income	2,531	572	551	3,654
53 Weeks Ended September 3, 2023
Total revenue	$176,630	$33,056	$32,604	$242,290
Operating income	5,392	1,448	1,274	8,114
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce websites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
Foods and Sundries	$23,675	$21,926	$46,699	$43,374
Non-Foods	15,017	14,741	29,783	28,773
Fresh Foods	7,996	7,376	15,324	14,093
Warehouse Ancillary and Other Businesses	10,643	10,196	22,242	21,436
Total net sales	$57,331	$54,239	$114,048	$107,676

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
We operate membership warehouses and e-commerce websites based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers. We often sell inventory before we are required to pay for it, even while taking advantage of early payment discounts.
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (e-commerce, business centers, travel, and other). Comparable sales is defined as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce websites operating for more than one year. The measure is intended as supplemental information and is not a substitute for net sales presented in accordance with U.S. GAAP. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations); and inflation or deflation and changes in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage our selling general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
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
We believe our gasoline business enhances traffic in our warehouses; it generally has a lower gross margin percentage and lower SG&A expense relative to our non-gasoline businesses. A higher penetration of gasoline sales will generally lower our gross margin percentage. Generally, rising gasoline prices benefit net sales growth which, given the higher sales base, negatively impacts our gross margin percentage but decreases our SG&A expenses as a percentage of net sales. A decline in gasoline prices has the inverse effect.
Government actions in various countries relating to tariffs, particularly China and the United States, have affected the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Higher tariffs could adversely impact our results.
We also achieve net sales growth by opening new warehouses. As our warehouse base grows, available and desirable sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. Negative aspects of such growth include lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business, domestically and internationally, generally has a lower gross-margin percentage than our warehouse operations.
The membership format is an integral part of our business and has a significant effect on our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of Executive memberships, and sustain high renewal rates materially influences our profitability. Our paid-membership growth rate may be adversely impacted when warehouse openings occur in existing markets as compared to new markets.

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
Our fiscal year ends on the Sunday closest to August 31. References to the second quarter of 2024 and 2023 relate to the 12-week fiscal quarters ended February 18, 2024, and February 12, 2023. References to the first half of 2024 and 2023 relate to the 24 weeks ended February 18, 2024, and February 12, 2023. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for the second quarter of 2024 versus 2023 include:
•Net sales increased 6% to $57,331, driven by an increase in comparable sales and sales at 26 net new warehouses opened since the end of the second quarter of 2023;
•Membership fee revenue increased 8% to $1,111, driven by new member sign-ups, upgrades to Executive Membership, and a higher renewal rate;
•Gross margin percentage increased eight basis points, driven primarily by our warehouse ancillary and other businesses and core merchandise categories, partially offset by an increase in 2% rewards;
•SG&A expenses as a percentage of net sales increased three basis points, primarily due to increased costs in warehouse operations and other businesses, including the impact of wage increases in March and September 2023, partially offset by central operating costs;
•A quarterly cash dividend of $1.02 per share was declared on January 18, 2024, and paid on February 16, 2024. On January 12, 2024, an aggregate payment of approximately $6,655 was made in connection with a special cash dividend of $15.00 per share, declared on December 13, 2023;
•Our effective tax rate was 22.1% and was positively impacted by a $94 benefit, or $0.21 per diluted share, related to the special cash dividend; and
•Net income was $1,743, $3.92 per diluted share, compared to $1,466, $3.30 per diluted share in 2023.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
Net Sales	$57,331	$54,239	$114,048	$107,676
Changes in net sales:
U.S.	4%	7%	4%	9%
Canada	8%	4%	8%	4%
Other International	10%	7%	13%	4%
Total Company	6%	6%	6%	7%
Changes in comparable sales(1):
U.S.	4%	6%	3%	8%
Canada	9%	4%	8%	3%
Other International	9%	4%	10%	—%
Total Company	6%	5%	5%	6%
E-commerce	18%	(10)%	12%	(7)%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices(1):
U.S.	5%	6%	4%	6%
Canada	9%	10%	9%	9%
Other International	8%	10%	8%	9%
Total Company	6%	7%	5%	7%
E-commerce	18%	(9)%	12%	(6)%
 _______________
(1)Comparable sales for the second quarter and first half of 2024 were calculated using comparable retail weeks.
Net Sales
Net sales increased $3,092 or 6%, and $6,372 or 6% during the second quarter and first half of 2024. The improvement was attributable to an increase in comparable sales of 6% and 5% in the second quarter and first half of 2024, and sales at the 26 net new warehouses opened since the end of the second quarter of 2023. Sales increased $2,645, or 6% and $5,566, or 6% in core merchandise categories during the second quarter and first half of 2024, due to increases in all categories. Sales in warehouse ancillary and other businesses increased $447 or 4%, and $806, or 4% during the second quarter and first half of 2024, led by pharmacy.
During the second quarter of 2024, lower gasoline prices negatively impacted net sales by $231, 43 basis points, compared to 2023, with a 3% decrease in the average price per gallon. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $94, 17 basis points, compared to the second quarter of 2023, attributable to our Canadian and Other International operations.
During the first half of 2024, lower gasoline prices negatively impacted net sales by $572, 53 basis points, compared to 2023, with a 4% decrease in the average price per gallon. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $289, 27 basis points, compared to the second quarter of 2023, attributable to our Other International operations, partially offset by our Canadian operations.

Comparable Sales
Comparable sales increased 6% and 5% in the second quarter and first half of 2024 and were positively impacted by increased shopping frequency and a slightly higher average ticket.
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
Membership fees	$1,111	$1,027	$2,193	$2,027
Membership fees increase	8%	6%	8%	6%
Total paid members (000s)	73,400	68,100	—	—
Total cardholders (000s)	132,000	123,000	—	—
Membership fee revenue increased 8% in both the second quarter and first half of 2024, driven by new member sign-ups, upgrades to Executive Membership, and a higher renewal rate. At the end of the second quarter of 2024, our renewal rates were 92.9% in the U.S. and Canada and 90.5% worldwide. Renewal rates benefited from higher penetration of Executive members. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period.
Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
Net sales	$57,331	$54,239	$114,048	$107,676
Less merchandise costs	51,140	48,423	101,597	96,192
Gross margin	$6,191	$5,816	$12,451	$11,484
Gross margin percentage	10.80%	10.72%	10.92%	10.67%
Quarterly Results
Gross margin percentage increased eight basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 10.76%, an increase of four basis points. The four basis-point increase was positively impacted by: six basis points due to warehouse ancillary and other businesses, primarily e-commerce; three basis points due to a LIFO benefit; and two basis points due to core merchandise categories. This increase was partially offset by seven basis points due to increased 2% rewards.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 25 basis points. The increase was primarily due to non-foods and foods and sundries, partially offset by fresh foods. This measure eliminates the impact of changes in sales penetration and gross margin from our warehouse ancillary and other businesses.
Gross margin percentage on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our U.S. segment due to core merchandise categories and increased 2% rewards, partially offset by warehouse ancillary and other businesses and a LIFO benefit. Gross margin increased in our Canadian segment, largely due to core merchandise categories. Gross margin decreased in our Other International segment, primarily due to increased 2% rewards and warehouse ancillary and other businesses, partially offset by increases in core merchandise categories.

Year-to-date Results
Gross margin percentage increased 25 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 10.86%, an increase of 19 basis points. The 19 basis-point increase was positively impacted by: 15 basis points due to warehouse ancillary and other business, primarily e-commerce; nine basis points due to the absence of a charge related to the discontinuation of our charter shipping activities that was recorded in the first quarter of 2023; and two basis points due to a LIFO benefit. This increase was partially offset by five basis points due to increased 2% rewards and two basis points due to core merchandise categories.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 14 basis points. The increase was primarily due to non-foods, partially offset by fresh foods.
Segment gross margin percentage increased in our U.S. and Canadian segments. Our U.S. segment performed similarly to the consolidated results above. Our Canadian segment gross margin increased at a greater rate compared to our consolidated results, primarily due to increases in core merchandise categories, partially offset by increased 2% rewards. Gross margin percentage was flat in our Other International segment, positively impacted by core merchandise categories, offset by increased 2% rewards.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
SG&A expenses	$5,240	$4,940	$10,598	$9,857
SG&A expenses as a percentage of net sales	9.14%	9.11%	9.29%	9.15%
Quarterly Results
SG&A expenses as a percentage of net sales increased three basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.10%, a decrease of one basis point. The comparison to last year was favorably impacted by five basis points due to central operating costs and four basis points due to lower stock compensation expense. Warehouse operations and other businesses were higher by eight basis points, driven by our U.S. operations, which included the impact of wage increases in March and September 2023. SG&A expenses as a percentage of net sales were lower in our Canadian and Other International operations.
Year-to-date Results
SG&A expenses as a percentage of net sales increased 14 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.25%, an increase of 10 basis points. The comparison to last year was negatively impacted by 11 basis points in warehouse operations and other businesses, driven by our U.S. operations, which included the impact of wage increases in March and September 2023. Preopening costs were also higher by one basis point. SG&A was positively impacted by two basis points due to central operating costs. SG&A expenses as a percentage of net sales were lower in our Canadian and Other International operations.
Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
Interest expense	$41	$34	$79	$68
Interest expense is primarily related to Senior Notes and financing leases.

Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
Interest income	$147	$105	$301	$159
Foreign-currency transaction gains (losses), net	31	3	34	(6)
Other, net	38	6	41	14
Interest income and other, net	$216	$114	$376	$167
The increase in interest income in the second quarter and first half of 2024 was due to higher global interest rates and higher average cash and investment balances, prior to the payment of the special cash dividend. Foreign-currency transaction gains (losses), net, include revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 3, 2023.
Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 18, 2024	February 12, 2023	February 18, 2024	February 12, 2023
Provision for income taxes	$494	$517	$1,011	$923
Effective tax rate	22.1%	26.1%	23.3%	24.6%
The effective tax rate for the first half of 2024 was favorably impacted by net discrete tax benefits of $139. This included $94 related to the portion of the special cash dividend payable through our 401(k) plan in the second quarter and $44 of excess tax benefits related to stock compensation in the first quarter. Excluding discrete net tax benefits, the tax rate was 26.5%.
The effective tax rate for the first half of 2023 was impacted by net discrete tax benefits of $57, primarily due to excess tax benefits related to stock compensation in the first quarter. Excluding discrete net tax benefits, the tax rate was 26.1%.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 18, 2024	February 12, 2023
Net cash provided by operating activities	$5,382	$5,802
Net cash used in investing activities	(1,752)	(1,865)
Net cash used in financing activities	(8,250)	(1,215)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $10,321 and $15,234 at February 18, 2024, and September 3, 2023. Of these balances, unsettled credit and debit card receivables represented approximately $2,069 and $2,282 at February 18, 2024, and September 3, 2023. These receivables generally settle within four days.
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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $5,382 in the first half of 2024, compared to $5,802 in the first half of 2023. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including payroll and employee benefits, utilities, and credit and debit card processing fees. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, the forward deployment of inventory to accelerate delivery times, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,752 in the first half of 2024, compared to $1,865 in the first half of 2023, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first half of 2024, we spent $2,071 on capital expenditures, and it is our current intention to spend a total of approximately $4,400 to $4,600 during fiscal 2024. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 14 new warehouses, including one relocation, in the first half of 2024 and plan to open 16 additional new warehouses, including one relocation, in the remainder of fiscal 2024. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $8,250 in the first half of 2024, compared to $1,215 in the first half of 2023. Cash flow used in financing activities during the first half of 2024 was primarily related to the payment of dividends, repayments of short-term borrowings, and repurchases of common stock. In November 2023, the Company's Japan subsidiary issued four Guaranteed Senior Notes totaling approximately $500 at fixed interest rates ranging from 1.400% to 2.120%.
Dividends
A quarterly cash dividend of $1.02 per share was declared on January 18, 2024, payable to shareholders of record on February 2, 2024, which was paid on February 16, 2024. On January 12, 2024, an aggregate payment of approximately $6,655 was made in connection with a special cash dividend of $15.00 per share, declared on December 13, 2023.

Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During the first half of 2024 and 2023, we repurchased 528,000 and 579,000 shares of common stock, at an average price per share of $609.51 and $492.06, totaling approximately $322 and $285. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $3,241 at the end of the second quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At February 18, 2024, we had borrowing capacity under these facilities of $1,237. Our international operations maintain $748 of this capacity under bank credit facilities, of which $164 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the consolidated balance sheets, were immaterial at the end of the second quarter of 2024 and at the end of fiscal 2023.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $210. The outstanding commitments under these facilities at the end of the second quarter of 2024 totaled $184, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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

Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of February 18, 2024, and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2—Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase program activity for the second quarter of 2024 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 27, 2023 — December 24, 2023	89,000	$624.76	89,000	$3,345
December 25, 2023 — January 21, 2024	71,000	667.23	71,000	3,297
January 22, 2024 — February 18, 2024	80,000	705.31	80,000	3,241
Total second quarter	240,000	$664.02	240,000
 _______________
(1)Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027.

Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.
Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		8/10/2023

10.1	Executive Employment Agreement effective January 1, 2024, between Ron Vachris and Costco Wholesale Corporation		10-Q	11/26/2023	12/20/2023

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 13, 2024	By	/s/ RON M. VACHRIS
Date		Ron M. Vachris Chief Executive Officer, President and Director

March 13, 2024	By	/s/ RICHARD A. GALANTI
Date		Richard A. Galanti Executive Vice President, Chief Financial Officer and Director