Form 10-Q
period 2024-05-12
COSTCO WHOLESALE CORP /NEW
filed 2024-06-06
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 12, 2024
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

The number of shares outstanding of the issuer's common stock as of May 29, 2024 was 443,335,024.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
REVENUE
Net sales	$57,392	$52,604	$171,440	$160,280
Membership fees	1,123	1,044	3,316	3,071
Total revenue	58,515	53,648	174,756	163,351
OPERATING EXPENSES
Merchandise costs	51,173	47,175	152,770	143,367
Selling, general and administrative	5,145	4,794	15,743	14,651
Operating income	2,197	1,679	6,243	5,333
OTHER INCOME (EXPENSE)
Interest expense	(41)	(36)	(120)	(104)
Interest income and other, net	128	128	504	295
INCOME BEFORE INCOME TAXES	2,284	1,771	6,627	5,524
Provision for income taxes	603	469	1,614	1,392
NET INCOME	$1,681	$1,302	$5,013	$4,132
NET INCOME PER COMMON SHARE:
Basic	$3.79	$2.94	$11.29	$9.31
Diluted	$3.78	$2.93	$11.27	$9.30
Shares used in calculation (000s):
Basic	443,892	443,814	443,870	443,843
Diluted	444,828	444,360	444,662	444,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
NET INCOME	$1,681	$1,302	$5,013	$4,132
Foreign-currency translation adjustment and other, net	(80)	(8)	(117)	149
COMPREHENSIVE INCOME	$1,601	$1,294	$4,896	$4,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	May 12, 2024	September 3, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,404	$13,700
Short-term investments	1,095	1,534
Receivables, net	2,583	2,285
Merchandise inventories	17,430	16,651
Other current assets	1,776	1,709
Total current assets	33,288	35,879
OTHER ASSETS
Property and equipment, net	28,062	26,684
Operating lease right-of-use assets	2,643	2,713
Other long-term assets	3,918	3,718
TOTAL ASSETS	$67,911	$68,994
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$18,844	$17,483
Accrued salaries and benefits	4,365	4,278
Accrued member rewards	2,339	2,150
Deferred membership fees	2,553	2,337
Current portion of long-term debt	1,077	1,081
Other current liabilities	6,183	6,254
Total current liabilities	35,361	33,583
OTHER LIABILITIES
Long-term debt, excluding current portion	5,834	5,377
Long-term operating lease liabilities	2,386	2,426
Other long-term liabilities	2,559	2,550
TOTAL LIABILITIES	46,140	43,936
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,374,000 and 442,793,000 shares issued and outstanding	2	2
Additional paid-in capital	7,702	7,340
Accumulated other comprehensive loss	(1,922)	(1,805)
Retained earnings	15,989	19,521
TOTAL EQUITY	21,771	25,058
TOTAL LIABILITIES AND EQUITY	$67,911	$68,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended May 12, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 18, 2024	443,549	$2	$7,620	$(1,842)	$14,980	$20,760	$—	$20,760
Net income	—	—	—	—	1,681	1,681	—	1,681
Foreign-currency translation adjustment and other, net	—	—	—	(80)	—	(80)	—	(80)
Stock-based compensation	—	—	107	—	—	107	—	107
Release of vested restricted stock units (RSUs), including tax effects	46	—	(21)	—	—	(21)	—	(21)
Repurchases of common stock	(221)	—	(4)	—	(158)	(162)	—	(162)
Cash dividend declared and other	—	—	—	—	(514)	(514)	—	(514)
BALANCE AT MAY 12, 2024	443,374	$2	$7,702	$(1,922)	$15,989	$21,771	$—	$21,771

	12 Weeks Ended May 7, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 12, 2023	443,550	$2	$7,123	$(1,672)	$17,341	$22,794	$5	$22,799
Net income	—	—	—	—	1,302	1,302	—	1,302
Foreign-currency translation adjustment and other, net	—	—	—	(8)	—	(8)	—	(8)
Stock-based compensation	—	—	94	—	—	94	—	94
Release of vested RSUs, including tax effects	1	—	—	—	—	—	—	—
Repurchases of common stock	(329)	—	(6)	—	(156)	(162)	—	(162)
Cash dividend declared	—	—	—	—	(452)	(452)	—	(452)
BALANCE AT MAY 7, 2023	443,222	$2	$7,211	$(1,680)	$18,035	$23,568	$5	$23,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	36 Weeks Ended May 12, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 3, 2023	442,793	$2	$7,340	$(1,805)	$19,521	$25,058	$—	$25,058
Net income	—	—	—	—	5,013	5,013	—	5,013
Foreign-currency translation adjustment and other, net	—	—	—	(117)	—	(117)	—	(117)
Stock-based compensation	—	—	689	—	—	689	—	689
Release of vested RSUs, including tax effects	1,330	—	(313)	—	—	(313)	—	(313)
Repurchases of common stock	(749)	—	(14)	—	(470)	(484)	—	(484)
Cash dividends declared and other	—	—	—	—	(8,075)	(8,075)	—	(8,075)
BALANCE AT MAY 12, 2024	443,374	$2	$7,702	$(1,922)	$15,989	$21,771	$—	$21,771

	36 Weeks Ended May 7, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 28, 2022	442,664	$2	$6,884	$(1,829)	$15,585	$20,642	$5	$20,647
Net income	—	—	—	—	4,132	4,132	—	4,132
Foreign-currency translation adjustment and other, net	—	—	—	149	—	149	—	149
Stock-based compensation	—	—	645	—	—	645	—	645
Release of vested RSUs, including tax effects	1,466	—	(302)	—	—	(302)	—	(302)
Repurchases of common stock	(908)	—	(16)	—	(431)	(447)	—	(447)
Cash dividends declared	—	—	—	—	(1,251)	(1,251)	—	(1,251)
BALANCE AT MAY 7, 2023	443,222	$2	$7,211	$(1,680)	$18,035	$23,568	$5	$23,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	36 Weeks Ended
	May 12, 2024	May 7, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,013	$4,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,531	1,389
Non-cash lease expense	220	300
Stock-based compensation	686	643
Impairment of assets and other non-cash operating activities, net	(35)	441
Changes in operating assets and liabilities:
Merchandise inventories	(831)	1,596
Accounts payable	1,380	(872)
Other operating assets and liabilities, net	417	(286)
Net cash provided by operating activities	8,381	7,343
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,007)	(947)
Maturities of short-term investments	1,441	594
Additions to property and equipment	(3,133)	(2,767)
Other investing activities, net	(7)	(27)
Net cash used in investing activities	(2,706)	(3,147)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(637)	(698)
Proceeds from short-term borrowings	628	667
Repayments of long-term debt	—	(75)
Proceeds from issuance of long-term debt	498	—
Tax withholdings on stock-based awards	(313)	(302)
Repurchases of common stock	(484)	(446)
Cash dividend payments	(8,527)	(799)
Financing lease payments	(112)	(204)
Other financing activities, net	(1)	(93)
Net cash used in financing activities	(8,948)	(1,950)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(23)	44
Net change in cash and cash equivalents	(3,296)	2,290
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	13,700	10,203
CASH AND CASH EQUIVALENTS END OF PERIOD	$10,404	$12,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of the year for:
Interest	$90	$86
Income taxes, net	$1,449	$1,443
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$—	$452
Financing lease assets obtained in exchange for new or modified leases	$173	$101
Operating lease assets obtained in exchange for new or modified leases	$117	$160
Capital expenditures included in liabilities	$181	$114
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At May 12, 2024, Costco operated 876 warehouses worldwide: 604 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 108 in Canada, 40 in Mexico, 33 in Japan, 29 in the United Kingdom (U.K.), 18 in Korea, 15 in Australia,14 in Taiwan, six in China, four in Spain, two in France, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce sites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2024 is a 52-week year ending on September 1, 2024. References to the third quarter of 2024 and 2023 relate to the 12-week fiscal quarters ended May 12, 2024, and May 7, 2023. References to the first thirty-six weeks of 2024 and 2023 relate to the 36 weeks ended May 12, 2024, and May 7, 2023.
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
Reclassification
Reclassifications were made to the condensed consolidated statement of cash flows for the first thirty-six weeks of fiscal 2023 to conform with current year presentation.

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, which is intended to improve reportable segment disclosure requirements, primarily about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements.
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
The Company is evaluating both standards.
Note 2—Investments
The Company's investments were as follows:

May 12, 2024:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$687	$(17)	$670
Held-to-maturity:
Certificates of deposit	425	—	425
Total short-term investments	$1,112	$(17)	$1,095

September 3, 2023:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$650	$(17)	$633
Held-to-maturity:
Certificates of deposit	901	—	901
Total short-term investments	$1,551	$(17)	$1,534
Gross unrealized holding gains and losses on available-for-sale securities were not material for the periods ended May 12, 2024, or September 3, 2023. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first thirty-six weeks of 2024 or 2023.
The maturities of available-for-sale and held-to-maturity securities at May 12, 2024, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$134	$133	$425
Due after one year through five years	389	381	—
Due after five years	164	156	—
Total	$687	$670	$425

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the level within the hierarchy reflecting the valuation techniques utilized.

	Level 2
	May 12, 2024	September 3, 2023
Investment in government and agency securities	$670	$633
Forward foreign-exchange contracts, in asset position(1)	15	18
Forward foreign-exchange contracts, in (liability) position(1)	(3)	(7)
Total	$682	$644
 _______________
(1)The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
At May 12, 2024, and September 3, 2023, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first thirty-six weeks of 2024 or 2023.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no material fair value adjustments to these items during the first thirty-six weeks of 2024. During the first and third quarter of 2023, the Company recognized in merchandise costs charges of $93 and $298, primarily related to the impairment of certain leased assets associated with charter shipping activities, now discontinued.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	May 12, 2024	September 3, 2023
2.750% Senior Notes due May 2024	$1,000	$1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	933	484
Total long-term debt	6,933	6,484
Less unamortized debt discounts and issuance costs	22	26
Less current portion(1)	1,077	1,081
Long-term debt, excluding current portion	$5,834	$5,377
 _______________
(1)Net of unamortized debt discounts and issuance costs.

The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. In November 2023, the Company's Japan subsidiary issued four Guaranteed Senior Notes, totaling approximately $500, at fixed interest rates ranging from 1.400% to 2.120%. Interest is payable semi-annually, and maturity dates range from November 7, 2033, to November 7, 2043. The fair value of the Company's long-term debt, including the current portion, was approximately $6,252 and $5,738 at May 12, 2024, and September 3, 2023.
Subsequent to the end of the quarter on May 18, 2024, the Company paid the outstanding principal balance and interest on the 2.750% Senior Notes using cash and cash equivalents and short-term investments.
Note 5—Equity
Dividends
A quarterly cash dividend of $1.16 per share was declared on April 10, 2024, and paid on May 10, 2024. The dividend was $1.02 per share in the third quarter of 2023. On January 12, 2024, an aggregate payment of approximately $6,655 was made in connection with a special dividend of $15.00 per share, declared on December 13, 2023.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. At May 12, 2024, the remaining amount available under the program was $3,079. The following table summarizes the repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Third quarter of 2024	221	$733.23	$162
First thirty-six weeks of 2024	749	$646.07	$484

Third quarter of 2023	329	$492.71	$162
First thirty-six weeks of 2023	908	$492.30	$447
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
As required by the 2019 Incentive Plan, in conjunction with the 2024 special dividend, the number of shares subject to outstanding RSUs was increased on the dividend record date to preserve their value. They were adjusted by multiplying the number of outstanding shares by a factor of 1.018, representing the ratio of the Nasdaq closing price of $674.62 on December 26, 2023, which was the last trading day immediately prior to the ex-dividend date, to the Nasdaq opening price of $662.70 on the ex-dividend date, December 27, 2023. The outstanding RSUs increased by approximately 52,000. The adjustment did not result in additional stock-based compensation expense, as the fair value of the awards did not change. As further required by the 2019 Incentive Plan, the maximum number of shares issuable under the plan was proportionally adjusted, which resulted in an additional 128,000 RSU shares available to be granted.
Summary of Restricted Stock Unit Activity
At May 12, 2024, 7,255,000 shares were available to be granted as RSUs, and the following awards, adjusted for the effects of the special dividend, were outstanding:
•2,665,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of a long-service term;
•70,000 performance-based RSUs granted to executive officers of the Company, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•95,000 performance-based RSUs granted to executive officers of the Company, subject to achievement of performance targets for 2024, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below. The Company recognized compensation expense for these awards in the third quarter of 2024, as it is currently deemed probable that the targets will be achieved.
The following table summarizes RSU transactions during the first thirty-six weeks of 2024:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at September 3, 2023	3,045	$405.63
Granted	1,677	547.26
Vested and delivered	(1,887)	431.68
Forfeited	(57)	456.30
Special dividend	52	N/A
Outstanding at May 12, 2024	2,830	$463.09
The remaining unrecognized compensation cost related to RSUs unvested at May 12, 2024, was $990, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
Stock-based compensation expense	$106	$94	$686	$643
Less recognized income tax benefits	24	21	144	134
Stock-based compensation expense, net	$82	$73	$542	$509

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
Net income	$1,681	$1,302	$5,013	$4,132
Weighted average basic shares	443,892	443,814	443,870	443,843
RSUs	936	546	792	612
Weighted average diluted shares	444,828	444,360	444,662	444,455
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
In November 2023, a former employee filed a class action against the Company alleging claims under California law for failure to pay minimum wage, failure to pay overtime, failure to provide meal and rest breaks, failure to provide accurate wage statements, failure to reimburse expenses, failure to pay wages when due, and failure to pay sick pay. Martin Reyes v. Costco Wholesale Corporation, Sacramento County Superior Court (Case No. 23cv011351), removed to federal court, Case No. 2:24-cv-00300 (E.D. Cal.). An amended complaint was filed, which the Company has moved to dismiss. In January 2024, the same plaintiff filed a related Private Attorneys General Act (PAGA) representative action, seeking civil penalties and asserting the same alleged underlying Labor Code violations and an additional suitable seating claim. In May 2024, the plaintiff filed an amended PAGA complaint, as to which the Company has not responded.
In October 2023, current and former employees filed suit against the Company asserting collective and class claims on behalf of all “Junior Managers” under the Fair Labor Standards Act and New York Labor Law, for failure to pay overtime compensation and for inaccurate wage statements under New York law. Lock et al. v. Costco Wholesale Corp. (Case No. 2:23-cv-07904; E.D.N.Y.). On February 1, 2024, the

Company served a motion to dismiss the inaccurate wage-statement claim. On April 5, 2024, plaintiffs filed a motion for conditional certification under the Act, which the Company has opposed.
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
In May 2022, an employee filed an action under the California Private Attorneys General Act against the Company, alleging claims under the California Labor Code regarding the payment of wages, meal and rest periods, the timeliness of wages and final wages, wage statements, accurate records and business expenses. Gonzalez v. Costco Wholesale Corp. (Case No. 22AHCV00255; Los Angeles Superior Court). The Company filed an answer denying the allegations. On October 31, 2023, a settlement was reached for an immaterial amount. A hearing on preliminary approval of the settlement is scheduled for June 2024.
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
Members of the Board of Directors, six corporate officers and the Company were defendants in a shareholder derivative action filed in June 2022 related to chicken welfare and alleged breaches of fiduciary duties. Smith, et ano. v. Vachris, et al., Superior Court of the State of Washington, County of King, No, 22-2-08937-7SEA. The complaint sought from the individual defendants' damages, injunctive relief, costs, and attorneys' fees. On March 28, 2023, the court granted the defendants' motion to dismiss the action. The plaintiffs subsequently made a demand that the Board of Directors take various actions, including among other things, pursuing claims against directors and officers of the type asserted in the litigation. A demand review committee of the Board was appointed to make a recommendation to the Board as to the demand. On April 10, 2024, the committee recommended to the Board that the demand be refused. The Board accepted the recommendation and unanimously determined to refuse the demand.
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

The Company is a named defendant in four bodily injury actions relating to its sale of Real Water, an alkalized water previously sold at the Company and other retailers. Kaveh et al. v. Costco Wholesale Corp. et al., Case No. A23-864391-B, District Court, Clark County, NV Wei, et al. v. Costco Wholesale Corp. et al. Case No. A-22-856147-B, District Court, Clark County, NV Henry et al. v. Costco Wholesale Corp. et al., Case No. A21844176-B, District Court, Clark County, NV Lampman et al. vs. Costco Wholesale Corp. et al. Case No. A-23-868638-C, District Court, Clark County, NV. The plaintiffs allegedly sustained liver or other bodily damage as a result of consuming the product, and seek compensatory and punitive damages from all defendants, which include the manufacturer, distributors, testing equipment makers and retailers. The case is set for trial March 17, 2025. Wei and Henry have been consolidated with Brown et al. vs. AffinityLifestyles.com, Inc., et al., Case No. A-21-831776-B, District Court, Clark County, NV. The Company is not a named defendant in Brown. Wei/Henry/Brown is set for trial starting October 7, 2024. Lampman does not have a trial date.
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
Between September 25, 2023, and October 31, 2023, five class action suits were filed against the Company alleging various privacy law violations stemming from pixel trackers on Costco.com: Birdwell v. Costco Wholesale Corp., Case No. T23-1405, Contra Costa County Superior Court; and Scott v. Costco Wholesale Corp., Case No. 2:23-cv-08808 (C.D. Cal.), now consolidated with R.S. v. Costco Wholesale Corp., Case No. 2:23-cv-01628 (W.D. Wash.); Groves, et ano. v. Costco Wholesale Corp., Case No. 2:23-cv-01662 (W.D. Wash.), and Castillo v. Costco Wholesale Corp., under Case No. 2:34-cv-01548 (W.D. Wash.). The Castillo plaintiffs filed a consolidated complaint on January 26, 2024, which seeks damages, equitable relief and attorneys’ fees under various statutes, including the Washington Consumer Protection Act, Washington Privacy Act, Washington Uniform Health Care Information Act, Electronic Communications Privacy Act, California Invasion of Privacy Act, and California Confidentiality of Medical Information Act. The consolidated complaint also alleges breach of implied contract, invasion of privacy, conversion, and unjust enrichment. The Company filed a motion to dismiss the Castillo complaint on March 11, 2024. In Birdwell, the Company filed a motion to dismiss and demurrer on January 22, 2024. On May 5, 2024, the Birdwell Court granted the demurrer with leave to amend and requested additional briefing on whether the case should be stayed in favor of Castillo. On May 16, 2024, the parties stipulated to stay Birdwell pending resolution of Castillo. On January 2, 2024, the Company received a related civil investigative demand from the Washington Attorney General's Office. On January 3, 2024, the Company received a related pre-litigation letter from the Los Angeles Office of the County Counsel. The Company is in the process of responding to both.
In January 2023 the Company received a Civil Investigative Demand from the U.S. Attorney's Office, Western District of Washington, requesting documents. The government is conducting a False Claims Act investigation concerning whether the Company presented or caused to be presented to the federal government for payment false claims relating to prescription medications.
In May 2024 the Company received a Notice of Intent to File Administrative Complaint for Violations of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) from the U.S. Environmental Protection Agency. The EPA is seeking administrative fines for importation, sale and distribution of misbranded devices and unregistered products the government asserts are pesticides under FIFRA.
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
The following table provides information for the Company's reportable segments:

	United States	Canada	Other International	Total
12 Weeks Ended May 12, 2024
Total revenue	$42,449	$8,014	$8,052	$58,515
Operating income	1,476	394	327	2,197
12 Weeks Ended May 7, 2023
Total revenue	$39,049	$7,268	$7,331	$53,648
Operating income	1,027	327	325	1,679
36 Weeks Ended May 12, 2024
Total revenue	$126,234	$23,789	$24,733	$174,756
Operating income	4,128	1,109	1,006	6,243
36 Weeks Ended May 7, 2023
Total revenue	$119,339	$21,923	$22,089	$163,351
Operating income	3,558	899	876	5,333
53 Weeks Ended September 3, 2023
Total revenue	$176,630	$33,056	$32,604	$242,290
Operating income	5,392	1,448	1,274	8,114
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce sites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
Foods and Sundries	$23,065	$21,298	$69,764	$64,672
Non-Foods	14,518	13,087	44,301	41,860
Fresh Foods	7,888	7,194	23,212	21,287
Warehouse Ancillary and Other Businesses	11,921	11,025	34,163	32,461
Total net sales	$57,392	$52,604	$171,440	$160,280

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, percentages and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, inflation or deflation, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health-care costs and wages), energy and certain commodities, geopolitical conditions (including tariffs), the ability to maintain effective internal control over financial reporting, regulatory and other impacts related to climate change, public-health related factors, and other risks identified from time to time in the Company's public statements and reports filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update these statements, except as required by law.
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
We operate membership warehouses and e-commerce sites based on the concept that offering members low prices on a limited selection of quality nationally-branded and private-label products in a wide range of categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers. We often sell inventory before we are required to pay for it, even while taking advantage of early payment discounts.
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (e-commerce, business centers, travel, and other). Comparable sales is defined as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce sites operating for more than one year. The measure is intended as supplemental information and is not a substitute for net sales presented in accordance with U.S. GAAP and should be reviewed in conjunction with results reported in accordance with U.S. GAAP. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations); and inflation or deflation and changes in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage our selling general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, negatively impacting gross margin and gross margin in the near term as a percentage of net sales (gross margin percentage).
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
We also achieve net sales growth by opening new warehouses. As our warehouse base grows, available and desirable sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. Negative aspects of such growth include lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets. Our rate of square footage growth is generally higher in foreign markets, due to the smaller base in those markets, and we expect that to continue. Our e-commerce business, domestically and internationally, has a lower gross-margin percentage than our warehouse operations.
The membership format is an integral part of our business and our profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of Executive memberships, and sustain high renewal rates materially influences our profitability. Our paid-membership growth rate may be adversely impacted when warehouse openings occur in existing markets as compared to new markets. Our worldwide renewal rate may be adversely impacted by lower renewal rates in newer markets, which historically have been less than rates in mature markets.
Our financial performance depends heavily on controlling costs. While we believe that we have achieved successes in this area, some significant costs are partially outside our control, particularly health care and utility expenses. With respect to the compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that achieving our longer-term objectives of reducing employee turnover, increasing productivity and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business operates on very low margins, modest changes in various items in the consolidated statements of income, particularly merchandise costs and SG&A expenses, can have substantial impacts on net income.
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
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars. This impact is calculated based on the difference between the current and prior period's exchange rates. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current and prior period's average price per gallon sold. Results expressed excluding the impacts of foreign exchange and gasoline prices are intended as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP and should be reviewed in conjunction with results reported in accordance with U.S. GAAP.
Our fiscal year ends on the Sunday closest to August 31. References to the third quarter of 2024 and 2023 relate to the 12-week fiscal quarters ended May 12, 2024, and May 7, 2023. References to the first thirty-six weeks of 2024 and 2023 relate to the 36 weeks ended May 12, 2024, and May 7, 2023. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for the third quarter of 2024 versus 2023 include:
•Net sales increased 9% to $57,392, driven by an increase in comparable sales and sales at 24 net new warehouses opened since the end of the third quarter of 2023;
•Membership fee revenue increased 8% to $1,123, driven by new member sign-ups and upgrades to Executive Membership;
•Gross margin percentage increased 52 basis points, driven primarily by the absence of a charge of $298, $0.50 per diluted share, recorded in the third quarter of 2023 predominantly related to the discontinuation of our charter shipping activities;
•SG&A expenses as a percentage of net sales decreased 15 basis points, primarily due to warehouse operations and other businesses, largely attributable to improved productivity;
•A quarterly cash dividend of $1.16 per share was declared on April 10, 2024, and paid on May 10, 2024; and
•Net income was $1,681, $3.78 per diluted share, compared to $1,302, $2.93 per diluted share in 2023.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
Net Sales	$57,392	$52,604	$171,440	$160,280
Changes in net sales:
U.S.	9%	1%	6%	6%
Canada	10%	—%	9%	2%
Other International	10%	8%	12%	5%
Total Company	9%	2%	7%	5%
Changes in comparable sales(1):
U.S.	6%	—%	4%	5%
Canada	8%	(1)%	8%	2%
Other International	8%	4%	9%	2%
Total Company	7%	—%	5%	4%
E-commerce	21%	(10)%	15%	(8)%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices(1):
U.S.	6%	2%	4%	5%
Canada	7%	7%	8%	8%
Other International	8%	8%	8%	9%
Total Company	7%	3%	5%	6%
E-commerce	21%	(9)%	15%	(7)%
 _______________
(1)Comparable sales for the third quarter and first thirty-six weeks of 2024 were calculated using comparable retail weeks.
Net Sales
The improvement in net sales for the third quarter and first thirty-six weeks of 2024 was attributable to an increase in comparable sales and sales at the 24 net new warehouses opened since the end of the third quarter of 2023. Sales increased $3,892 or 9% and $9,458 or 7% in core merchandise categories during the third quarter and first thirty-six weeks of 2024, due to increases in all categories. Sales in warehouse ancillary and other businesses increased $896 or 8% during the third quarter of 2024, led by gasoline, and $1,702 or 5% during the first thirty-six weeks of 2024, led by pharmacy.
During the third quarter of 2024, higher gasoline prices positively impacted net sales by $149, 28 basis points, compared to 2023, with a 2% increase in the average price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $108, 21 basis points, compared to the third quarter of 2023, primarily attributable to our Other International operations.
During the first thirty-six weeks of 2024, lower gasoline prices negatively impacted net sales by $423, 26 basis points, compared to 2023, with a 2% decrease in the average price per gallon. Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by approximately $180, 11 basis points, compared to the first thirty-six weeks of 2023, attributable to our Other International operations, partially offset by our Canadian operations.

Comparable Sales
Comparable sales increased 7% in the third quarter of 2024 and were positively impacted by increased shopping frequency and a slightly higher average ticket. Comparable sales increased 5% in the first thirty-six weeks of 2024 and were positively impacted by increased shopping frequency, partially offset by a slight decrease in average ticket.
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
Membership fees	$1,123	$1,044	$3,316	$3,071
Membership fees increase	8%	6%	8%	6%
Total paid members (000s)	74,500	69,100	—	—
Total cardholders (000s)	133,900	124,700	—	—
Membership fee revenue increased 8% in both the third quarter and first thirty-six weeks of 2024, driven by new member sign-ups and upgrades to Executive Membership. At the end of the third quarter of 2024, our renewal rates were 93.0% in the U.S. and Canada and 90.5% worldwide. Renewal rates benefited from higher penetration of Executive members. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period.
Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
Net sales	$57,392	$52,604	$171,440	$160,280
Less merchandise costs	51,173	47,175	152,770	143,367
Gross margin	$6,219	$5,429	$18,670	$16,913
Gross margin percentage	10.84%	10.32%	10.89%	10.55%
Quarterly Results
Gross margin percentage increased 52 basis points. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 10.86%, an increase of 54 basis points. The 54 basis-point increase was positively impacted by: 56 basis points due to the absence of a charge related to the discontinuation of our charter shipping activities that was recorded in the third quarter of 2023; two basis points due to core merchandise categories, and two basis points due to a LIFO benefit. This increase was partially offset by five basis points due to warehouse ancillary and other businesses, predominantly gasoline, partially offset by e-commerce, and one basis point due to increased 2% rewards.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 10 basis points. The increase was primarily due to non-foods, partially offset by fresh foods. This measure eliminates the impact of changes in sales penetration and gross margin from our warehouse ancillary and other businesses.
Gross margin percentage on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. and Canadian segments. Our U.S. segment performed similarly to the consolidated results above. Our Canadian segment gross margin increased primarily due to increases in core merchandise categories, partially offset by increased 2% rewards. Gross margin decreased in our Other International segment, due to decreases in core merchandise categories and increased 2% rewards.
Year-to-date Results
Gross margin percentage increased 34 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 10.86%, an increase of 31 basis points. The 31 basis-point increase was positively impacted by: 24 basis points due to the absence of charges related to the discontinuation of our charter shipping activities that were recorded in the first and third quarters of 2023; nine basis points due to warehouse ancillary and other business, primarily e-commerce; and two basis points due to a LIFO benefit. This increase was partially offset by four basis points due to increased 2% rewards. Our core merchandise categories were flat.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 13 basis points. The increase was primarily due to non-foods, partially offset by fresh foods.
Segment gross margin percentage increased in our U.S. and Canadian segments. Our U.S. segment performed similarly to the consolidated results above. Our Canadian segment gross margin increased, primarily due to increases in core merchandise categories and warehouse ancillary and other businesses, partially offset by increased 2% rewards. Gross margin percentage decreased in our Other International segment, primarily due to decreases in core merchandise categories and increased 2% rewards.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
SG&A expenses	$5,145	$4,794	$15,743	$14,651
SG&A expenses as a percentage of net sales	8.96%	9.11%	9.18%	9.14%
Quarterly Results
SG&A expenses as a percentage of net sales decreased 15 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was 8.99%, a decrease of 12 basis points. The comparison to last year was favorably impacted by 12 basis points due to warehouse operations and other businesses, largely attributable to improved productivity.
Year-to-date Results
SG&A expenses as a percentage of net sales increased four basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.16%, an increase of two basis points. The comparison to last year was negatively impacted by three basis points in warehouse operations and other businesses, driven by our U.S. operations, which included the impact of wage increases in March and September 2023, partially offset by one basis point due to central operating costs. SG&A expenses as a percentage of net sales were lower in our Canadian and Other International operations.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
Interest expense	$41	$36	$120	$104
Interest expense is primarily related to Senior Notes and financing leases.

Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
Interest income	$94	$110	$395	$269
Foreign-currency transaction gains, net	20	9	54	3
Other, net	14	9	55	23
Interest income and other, net	$128	$128	$504	$295
The decrease in interest income in the third quarter was due to lower average cash and investment balances, caused by the payment of the special dividend. The increase in interest income in the first thirty-six weeks of 2024 was primarily due to higher global interest rates and higher average cash and investment balances, prior to the payment of the special dividend. Foreign-currency transaction gains, net, include revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 3, 2023.
Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 12, 2024	May 7, 2023	May 12, 2024	May 7, 2023
Provision for income taxes	$603	$469	$1,614	$1,392
Effective tax rate	26.4%	26.5%	24.4%	25.2%
The effective tax rate for the first thirty-six weeks of 2024 was favorably impacted by net discrete tax benefits of $146. This included $94 related to the portion of the special dividend payable through our 401(k) plan in the second quarter and $44 of excess tax benefits related to stock compensation in the first quarter. Excluding discrete net tax benefits, the tax rate was 26.6%.
The effective tax rate for the first thirty-six weeks of 2023 was impacted by net discrete tax benefits of $57, primarily due to excess tax benefits related to stock compensation in the first quarter. Excluding discrete net tax benefits, the tax rate was 26.2%.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 12, 2024	May 7, 2023
Net cash provided by operating activities	$8,381	$7,343
Net cash used in investing activities	(2,706)	(3,147)
Net cash used in financing activities	(8,948)	(1,950)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $11,499 and $15,234 at May 12, 2024, and September 3, 2023. Of these balances, unsettled credit and debit card receivables represented approximately $2,391 and $2,282 at May 12, 2024, and September 3, 2023. These receivables generally settle within four days.

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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $8,381 in the first thirty-six weeks of 2024, compared to $7,343 in the first thirty-six weeks of 2023. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including wages and employee benefits, utilities, credit and debit card processing fees, and operating leases. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,706 in the first thirty-six weeks of 2024, compared to $3,147 in the first thirty-six weeks of 2023, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses. Capital is also required for information systems, manufacturing and distribution facilities, initial warehouse operations, and working capital. In the first thirty-six weeks of 2024, we spent $3,133 on capital expenditures, and it is our current intention to spend a total of approximately $4,300 to $4,500 during fiscal 2024. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. We opened 16 new warehouses, including one relocation, in the first thirty-six weeks of 2024 and plan to open 14 additional new warehouses in the remainder of fiscal 2024. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $8,948 in the first thirty-six weeks of 2024, compared to $1,950 in the first thirty-six weeks of 2023. Cash flow used in financing activities during the first thirty-six weeks of 2024 was primarily related to the payment of dividends, repayments of short-term borrowings, repurchases of common stock, and withholding taxes on stock-based awards. Cash flow provided by financing activities included proceeds from short-term borrowings and four Guaranteed Senior Notes totaling approximately $500, at fixed interest rates ranging from 1.400% to 2.120% issued by our Japan subsidiary. Subsequent to the end of the quarter on May 18, 2024, we paid the outstanding principal balance and interest on the 2.750% Senior Notes using cash and cash equivalents and short-term investments.

Dividends
A quarterly cash dividend of $1.16 per share was declared on April 10, 2024, payable to shareholders of record on April 26, 2024, which was paid on May 10, 2024. On January 12, 2024, an aggregate payment of approximately $6,655 was made in connection with a special dividend of $15.00 per share, declared on December 13, 2023.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During the first thirty-six weeks of 2024 and 2023, we repurchased 749,000 and 908,000 shares of common stock, at an average price per share of $646.07 and $492.30, totaling approximately $484 and $447. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $3,079 at the end of the third quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At May 12, 2024, we had borrowing capacity under these facilities of $1,145. Our international operations maintain $656 of this capacity under bank credit facilities, of which $160 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the consolidated balance sheets, were immaterial at the end of the third quarter of 2024 and at the end of fiscal 2023.
The Company has letter of credit facilities, for commercial and standby letters of credit, totaling $204. The outstanding commitments under these facilities at the end of the third quarter of 2024 totaled $187, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of May 12, 2024, and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase program activity for the third quarter of 2024 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 19, 2024 — March 17, 2024	72,000	$742.12	72,000	$3,188
March 18, 2024 — April 14, 2024	73,000	724.97	73,000	3,135
April 15, 2024 — May 12, 2024	76,000	732.82	76,000	3,079
Total third quarter	221,000	$733.23	221,000
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

COSTCO WHOLESALE CORPORATION (Registrant)

June 5, 2024	By	/s/ RON M. VACHRIS
Date		Ron M. Vachris Chief Executive Officer, President and Director

June 5, 2024	By	/s/ GARY MILLERCHIP
Date		Gary Millerchip Executive Vice President and Chief Financial Officer