Form 10-K
period 2024-09-01
COSTCO WHOLESALE CORP /NEW
filed 2024-10-09
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 1, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 18, 2024 was $320,635,374,592.
The number of shares outstanding of the registrant’s common stock as of October 1, 2024, was 443,073,537.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on January 23, 2025, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 1, 2024

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, investments in technology, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, attainment of sustainability goals, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A-Risk Factors”, and other factors noted in the section titled “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983, in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, Mexico, Japan, the United Kingdom (U.K.), Korea, Australia, Taiwan, China, Spain, France, Iceland, New Zealand, and Sweden. Costco operated 890, 861, and 838 warehouses worldwide at September 1, 2024, September 3, 2023, and August 28, 2022. The Company operates e-commerce sites in the U.S., Canada, Mexico, the U.K., Korea, Taiwan, Japan, and Australia. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is increased net sales and earnings during the winter holiday season. References to 2024 and 2022 relate to the 52-week fiscal years ended September 1, 2024, and August 28, 2022. References to 2023 relate to the 53-week fiscal year ended September 3, 2023.
General
We operate membership warehouses and e-commerce sites based on the concept that offering our members low prices on a limited selection of nationally-branded and private-label products in a wide range of categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers. We often sell inventory before we are required to pay for it, even while taking advantage of early payment discounts.
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
Our warehouses on average operate on a seven-day, 70-hour week. Gasoline operations generally have extended hours. Because the hours of operation are shorter than many other retailers, and due to other efficiencies inherent in a warehouse-type operation, we believe labor costs are lower relative to the volume of sales. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, reducing labor required. In general, with variations by country, our warehouses accept certain credit cards, including Costco co-branded cards, debit cards, cash and checks, Executive member 2% reward certificates, co-brand cardholder rebates, and our proprietary stored-value card (shop card).
Our strategy is to provide our members with a broad range of high-quality merchandise at prices we believe are consistently lower than elsewhere. We seek to limit most items to fast-selling models, sizes, and colors. We carry less than 4,000 active stock keeping units (SKUs) per warehouse in our core warehouse business, significantly less than other broadline retailers. We average anywhere from 9,000 to 10,000 SKUs online, some of which are available in our warehouses. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
To promote member satisfaction, we generally accept returns of merchandise. On certain electronic items, we typically have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic items.
We offer merchandise and services in the following categories:
■Core Merchandise Categories (or core business):
•Foods and Sundries (including sundries, dry grocery, candy, cooler, freezer, deli, liquor, and tobacco)
•Non-Foods (including major appliances, small electronics, health and beauty aids, hardware, lawn and garden, sporting goods, tires, toys and seasonal, office supplies, automotive, stamps, tickets, apparel, furniture, domestics, housewares, special order kiosk, and jewelry)
•Fresh Foods (including meat, produce, service deli, and bakery)
■Warehouse Ancillary (includes gasoline, pharmacy, optical, food court, hearing aids, and tire installation)
■Other Businesses (includes e-commerce, business centers, travel, and other)
Warehouse ancillary operate primarily within or next to our warehouses, encouraging members to shop more frequently. The number of warehouses with gas stations varies significantly by country, and we have no gasoline business in Korea or Sweden. We operated 719 gas stations at the end of 2024. Our gasoline business represented approximately 12% of total net sales in 2024.
Our other businesses sell products and services that complement our warehouse operations. Our e-commerce operations give members convenience and a broader selection of goods and services. Net sales for e-commerce represented approximately 7% of total net sales in 2024. Digitally originated sales, which represents sales that a member initiates through a digitally enabled device, including e-commerce, business delivery, travel, and same-day grocery, represented approximately 9% of total net sales in 2024. Our business centers carry items tailored specifically for food services, convenience stores and offices, and offer walk-in shopping and deliveries. Business centers are included in our total warehouse count.

Costco Travel offers vacation packages, car rentals, cruises and other travel products exclusively for Costco members (offered in the U.S., Canada, and the U.K.).
We have direct relationships with many producers of brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. When sources of supply become unavailable, we seek alternatives. To ensure sufficient product supply for future growth, we pursue diversification in our supply-chain management and seek to expand in-country production. We also purchase and manufacture private-label merchandise, as long as quality and member demand are high and the value to our members is significant.
Certain financial information for our segments and geographic areas is included in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Membership
Our members may utilize their memberships at all of our warehouses and e-commerce sites. Gold Star memberships are available to individuals; Business memberships are limited to businesses, including individuals with a business license, retail sales license, or comparable document. Business members may add additional cardholders (affiliates), to which the same annual fee applies. Affiliates are not available for Gold Star members. During fiscal 2024, our annual fee for these memberships was $60 in the U.S. and varies in other countries. All paid memberships include a free household card.
Paid members (except affiliates) were eligible to upgrade to an Executive membership in the U.S., for an additional annual fee of $60. Executive memberships are also available in Canada, Mexico, the U.K., Japan, Korea, Taiwan, and Australia, for which the additional fee varies. Executive members earn a 2% reward on qualified purchases (generally up to a maximum reward of $1,000 per year), redeemable at Costco warehouses. The sales penetration of Executive members represented approximately 73.3% of worldwide net sales in 2024.
Our member renewal rate was 92.9% in the U.S. and Canada and 90.5% worldwide at the end of 2024. The majority of members renew within six months following their renewal date. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. Our membership counts include active memberships as well as memberships that have not renewed within the 12 months prior to the reporting date.
Our membership was made up of the following (in thousands):

	2024	2023	2022
Gold Star	63,700	58,800	54,000
Business, including affiliates	12,500	12,200	11,800
Total paid members[1]	76,200	71,000	65,800
Household cards	60,600	56,900	53,100
Total cardholders	136,800	127,900	118,900
_______________
(1)Executive members represented 35,400, 32,300, and 29,100 of total paid members in 2024, 2023, and 2022.
Effective September 1, 2024, we increased our membership fees in the U.S. and Canada for Gold Star, Business, and Business affiliates to $65 per year. The Executive membership fee increased from $120 to $130 (membership fee of $65, plus Executive upgrade of $65), and the maximum annual 2% reward associated with the Executive Membership increased from $1,000 to $1,250.

Human Capital
“Take Care of Our Employees,” is a key component of our code of ethics and is fundamental to our commitment to “Take Care of Our Members.” We must also carefully control our selling, general and administrative (SG&A) expenses, so that we can sell high quality goods and services at low prices. Compensation and benefits for employees is our largest expense after the cost of merchandise and is carefully monitored.
Employee Base
At the end of 2024, we employed 333,000 employees worldwide. Approximately 95% are employed in our membership warehouses and distribution channels. Approximately 5% are represented by unions. We also utilize seasonal employees.
The total number of employees by segment was:

	2024	2023	2022
United States	219,000	208,000	202,000
Canada	53,000	51,000	50,000
Other International	61,000	57,000	52,000
Total employees	333,000	316,000	304,000
Growth and Engagement
We believe that our warehouses are among the most productive in the retail industry, owing largely to the commitment and efficiency of our employees. We seek to provide them not merely with employment but careers. Many attributes of our business contribute to the objective. The more significant include: competitive compensation and benefits; a commitment to employee development and promoting from within; and a target ratio of at least 50% of our employee base being full-time employees. These attributes contribute to what we consider, especially for the industry, a high retention rate. In 2024, in the U.S. and Canada that rate was approximately 93% for employees who have been with us for at least one year.
Diversity, Equity and Inclusion
The commitment to “Take Care of Our Employees” includes promoting diversity, equity and inclusion and creating an inclusive and respectful workplace. We strive for an environment where all employees feel that they belong, are accepted, included, respected and supported because of whom they are individually. We demonstrate leadership commitment to equity through consistent communication, employee development and education, support of diversity and inclusion initiatives within the organization, community involvement, and supplier inclusion. Costco continues its efforts to develop future leaders, including through our supervisor in training (SIT) programs in the U.S. and Canada. In 2024, over 7,500 hourly employees completed the 6-week course.
Well Being
Costco strives to provide our employees with competitive wages and excellent benefits. In July 2024, we increased the starting wage to at least $19.50 for all entry-level positions in the U.S. and Canada. We also increased the top of wage scales by $1 per hour, and increased all other steps of the wage scales by $0.50 per hour, bringing our average hourly rate at the end of 2024 for hourly employees in the U.S. to approximately $31 per hour. We continue to offer expansive benefits in the U.S. that provide physical, emotional and financial well-being support for employees and their dependents at little cost to our employees. Costco remains committed to protecting the health and safety of our members and employees and to serving our communities.

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

Information about our Executive Officers
The executive officers of Costco, their position, and ages are listed below. Most officers have over 25 years of service with the Company.

Name	Position	Executive Officer Since	Age
Ron M. Vachris	President and Chief Executive Officer. Mr. Vachris has been a director since February 2022. Mr. Vachris was previously President and Chief Operating Officer from February 2022 to December 2023. He was Executive Vice President of Merchandising from June 2016 to January 2022, Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region, from 2010 to July 2015.	2016	59
Gary Millerchip	Executive Vice President and Chief Financial Officer. Mr. Millerchip previously served as Senior Vice President and Chief Financial Officer of The Kroger Co. from April 2019 to February 2024 and, prior to that, as Chief Executive Officer of Kroger Personal Finance since July 2010.	2024	53
Richard A. Galanti	Executive Vice President. Mr. Galanti has been a director since January 1995. He was Chief Financial Officer from October 1993 to March 2024. Mr. Galanti will be retiring from the Company effective January 2025.	1993	68
Russ D. Miller	Senior Executive Vice President, U.S. Operations. Mr. Miller was Executive Vice President, Chief Operating Officer, Southwest Division and Mexico, from January 2018 to May 2022. Mr. Miller was Senior Vice President, Western Canada Region, from 2001 to January 2018.	2018	67
Claudine E. Adamo	Executive Vice President, Merchandising. Ms. Adamo was Senior Vice President, Non-Foods, from 2018 to February 2022, and Vice President, Non-Foods, from 2013 to 2018.	2022	54
Patrick J. Callans	Executive Vice President, Administration. Mr. Callans was Senior Vice President, Human Resources and Risk Management, from 2013 to December 2018.	2019	62
Caton Frates	Executive Vice President, Chief Operating Officer, Southwest Division. Mr. Frates was Senior Vice President, Los Angeles Region, from 2015 to May 2022.	2022	56
Teresa Jones	Executive Vice President, Global Depots and Traffic. Ms. Jones was Senior Vice President, Depot Operations from August 2022 to July 2024, and Vice President, Depot Operations, from 2018 to 2022.	2024	55
Jim C. Klauer	Executive Vice President, Chief Operating Officer, Northern Division. Mr. Klauer was Senior Vice President, Non-Foods and E-commerce Merchandise, from 2013 to January 2018.	2018	62
Javier Polit	Executive Vice President, Chief Information and Digital Officer. Mr. Polit previously served as Chief Information Officer for Mondelez International (formerly Kraft Foods) from 2022 to 2024. From 2017 to 2022, he was Chief Information Officer for Procter & Gamble Company. Prior to that role, he served as Group Chief Information Officer for The Coca-Cola Company from 2007 to 2017.	2023	60
Pierre Riel	Executive Vice President, Chief Operating Officer, International Division. Mr. Riel was Senior Vice President, Country Manager, Canada, from 2019 to March 2022, and Senior Vice President, Eastern Canada Region, from 2001 to 2019.	2022	61
Yoram B. Rubanenko	Executive Vice President, Chief Operating Officer, Eastern Division. Mr. Rubanenko was Senior Vice President and General Manager, Southeast Region, from 2013 to September 2021, and Vice President, Regional Operations Manager for the Northeast Region, from 1998 to 2013.	2021	60
John Sullivan	Executive Vice President, General Counsel & Corporate Secretary. Mr. Sullivan has been General Counsel since 2016 and Corporate Secretary since 2010.	2021	64

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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 86% and 85% of net sales and operating income in 2024. Within the U.S., we are highly dependent on our California operations, which comprised 27% of U.S. net sales in 2024. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality and innovative new products.
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
We intend to continue to open warehouses in new markets. Associated risks include difficulties in attracting members due to a lack of familiarity with us, attracting members of other wholesale club operators, our lesser familiarity with local member preferences, and seasonal differences in the market. Entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. We cannot ensure that new warehouses and new e-commerce sites will be profitable and future profitability could be delayed or otherwise materially adversely affected.

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
We depend on the orderly operation of the merchandise receiving and distribution process, primarily through our depots. We also rely upon processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items. Although we believe that our operations are efficient, disruptions due to extreme weather, pandemics or other catastrophic events, labor issues, work stoppage, or other shipping problems may result in delays in the production and delivery of merchandise to and the operation of our warehouses, which could adversely affect sales and the satisfaction of our members. Our e-commerce operations depend heavily on logistics providers, both internal and external, and are negatively affected when services are unable to be provided in a timely fashion.
We may not timely identify or effectively respond to consumer tastes and preferences, which could negatively affect our relationship with our members, the demand for our products and services, and our market share.
It is difficult to consistently and successfully predict the products and services that our members will desire. Our success depends, in part, on our ability to identify and respond to trends in demographics and consumer preferences. Failure to identify timely or effectively respond to changing consumer tastes, preferences and spending patterns including those related to resource efficiency, environmental protection, human rights, and the transition to a low-carbon economy could negatively affect our relationship with our members, the demand for our products and services, and our market share. We sell a substantial amount of gasoline, the demand for which could be impacted by concerns and regulation about climate change.
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
Availability and performance of our IT systems are vital to our business. Failure to successfully execute IT projects and have IT systems available to our business would adversely impact our operations.

IT systems play a crucial role in conducting our business. These systems are utilized to process a very high volume of transactions, conduct payment transactions, track and value our inventory and produce reports critical for making business decisions. Failure or disruption of these systems could have an adverse impact on our ability to buy products and services from our suppliers, produce goods in our manufacturing plants, move the products in an efficient manner to our warehouses and sell products to our members. Given the high volume of transactions we process, it is important that we build strong digital resiliency to prevent disruption from events such as power outages, computer and telecommunications failures, viruses, internal or external security breaches and other cybersecurity incidents, errors by employees, extreme weather, and catastrophic events. Any debilitating failure of our critical IT systems, data centers and backup systems would require significant investments in resources to restore IT services and may cause serious impairment in our business operations including loss of business services, increased cost of moving merchandise and failure to provide service to our members. We are currently making substantial investments in technology and IT transformation projects, including maintaining and enhancing our digital resiliency, and failure or delay in these projects could be costly and harmful to our business. Failure to deliver IT transformation efforts efficiently and effectively could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Insufficient IT capacity could also impact our capacity for timely, complete and accurate financial and non-financial reporting required by law.
We are required to maintain the privacy and security of personal and business information amidst multiplying threat landscapes and in compliance with increasing privacy and data protection regulations globally. Failure to do so could damage our business, including our reputation with members, suppliers and employees, cause us to incur substantial additional costs, and become subject to litigation and regulatory action.
Increased security threats and more sophisticated cyber misconduct pose a risk to our systems, networks, products and services. We rely upon IT systems and networks, some of which are managed by or belong to third parties, including suppliers, partners, vendors, and service providers. Additionally, we collect, store and process sensitive information relating to our business, members, employees, and other third parties. Operating these IT systems and networks, and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Remote work has also expanded the possible attack surfaces. Attempts to gain unauthorized access to systems, networks and data, both ours and third parties with whom we work, are increasing in frequency and sophistication, and in some cases, these attempts are successful. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks have emerged as particularly prominent, including as vectors for ransomware attacks, which have increased in breadth and frequency. While we train our employees as part of our security efforts, that training cannot be completely effective. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. Our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host or have access to confidential information, periodically have vulnerabilities, which may go unnoticed for a period of time. Our logging capabilities, or the logging capabilities of third parties, are also not always complete or sufficiently detailed, affecting our ability to fully investigate and understand the scope of security events. While our cybersecurity and compliance efforts seek to mitigate such risks, there can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing, will be sufficient to protect our systems, information or other property.
The potential impacts of a cybersecurity attack include reputational damage, litigation, government enforcement actions, penalties, disruption to systems and operations, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in IT systems and increased cybersecurity protection and remediation costs. This could adversely affect our competitiveness, results of operations and financial condition and, critically in light of our business model, loss of member confidence. Further, the insurance coverage we maintain and indemnification arrangements with third parties may be inadequate to cover claims, costs, and liabilities relating to cybersecurity incidents. In addition, data we collect, store and process is subject to a variety of U.S. and international laws and regulations (such as the European Union General Data Protection Regulation, California Consumer Privacy Act, Health Insurance Portability and Accountability Act, and China's Personal Information Protection Act), evolving rules concerning artificial intelligence, and other privacy and cybersecurity laws and restrictions on use of member information that may also impair our ability to utilize data, consistent with member consents and preferences, which may carry significant potential penalties for noncompliance.
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
The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse-club operators, supermarkets, supercenters, online retailers, gasoline stations, hard discounters, department and specialty stores and operators selling a single category or narrow range of merchandise. Such retailers and warehouse club operators compete vigorously and in a variety of ways, including pricing, selection and availability, services, location, convenience, store hours, and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop, which has enhanced competition. Some competitors have greater financial resources and technology capabilities, including the faster adoption of artificial intelligence, better access to merchandise, and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets or customer expectations could result in lost market share and negatively affect our financial results.

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
Prices of certain commodities, including gasoline and consumable goods used in manufacturing and our warehouse retail operations, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary pressures, labor costs, competition, market speculation, government regulations, taxes and periodic delays in delivery. Rapid and significant changes in commodity prices and our ability and desire to pass them through to our members may affect our sales and profit margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by events like the outbreak of hostilities or acts of terrorism.
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
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes, union organizing activities, human and animal rights violations, financial liquidity, climate change, natural disasters, extreme weather conditions, environmental degradation, public health emergencies, supply constraints and general economic and political conditions and other risks similar to those we face that could limit their ability to timely provide us with acceptable merchandise. One or more of our suppliers might not adhere to our quality control, packaging, legal, regulatory, labor, human rights, environmental or animal welfare standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to recalls and litigation and otherwise damage our reputation and our brands, increase costs, and otherwise adversely impact our business.
Fluctuations in foreign exchange rates may adversely affect our results of operations.
During 2024, our international operations, including Canada, generated 28% and 33% of our net sales and operating income. Our international operations have accounted for an increasing portion of our warehouses, and we plan to continue international growth. To prepare our consolidated financial statements, we translate the financial statements of our international operations from local currencies into U.S. dollars using current exchange rates. Future fluctuations in exchange rates that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operations and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign exchange rates may increase.
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
Natural disasters and extreme weather conditions, including those impacted by climate change, such as extreme temperatures, hurricanes, typhoons, floods, earthquakes, wildfires, droughts; acts of terrorism or violence, including active shooter situations; and energy shortages; particularly in California or Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to our properties, additional heating, cooling, and refrigeration costs, limitations on store operating hours, less frequent visits by members to physical locations, the temporary closure of warehouses, depots, manufacturing or home office facilities, the temporary lack of an adequate work force, disruptions to our IT systems, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, damage to buildings or inventory, delays in the delivery of goods to our warehouses or depots, the temporary reduction in the availability of products in our warehouses, and long-term disruption or threats to the habitability of key markets in which we operate. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
Pandemics and other health crises could affect our business, financial condition and results of operations in many respects.
The emergence, severity, magnitude and duration of global or regional health crises are uncertain and difficult to predict. A pandemic could affect certain business operations, demand for our products and services, in-stock positions, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial performance, among other things. Other factors and uncertainties include, but are not limited to:

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
At the end of 2024, we operated 276 warehouses outside of the U.S. (31% of all warehouse locations), and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political and economic conditions, regulatory constraints, currency regulations, policy changes, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade (including tariffs and trade sanctions), monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities in locations which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and difficulty in enforcing intellectual property rights. New reporting obligations globally are increasing the cost and complexity of doing business.
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
Changes in or failure to comply with environmental, social, or governance (ESG) regulations could adversely impact our business, financial condition and results of operations.
We are subject to a wide and increasingly broad array of laws and regulations globally relating to ESG matters, including disclosure and compliance requirements. These laws and regulations, along with expanding voluntary reporting, are expanding the scope and complexity of matters that we are required to regulate, assess, and disclose and potentially limit our sourcing flexibility. Failure to comply with these laws could result in harm to our members, employees, workers in the value chain or others, significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our business, financial condition and results of operations.
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
Natural gas, diesel fuel, gasoline, and electricity are used in our operations, distribution channels, and value chain. Government regulations limiting carbon dioxide and other greenhouse gas emissions and other environmental restrictions may increase compliance, operations, and merchandise costs, and other regulations affecting energy inputs could materially affect our profitability.
More stringent fuel economy standards, changing public policies aimed at increasing the adoption of zero-emission and alternative fuel vehicles, and other regulations related to climate change may affect our future operations, adversely impact certain elements of our profitability, and require significant capital expenditures.
Failure or perceived failure to meet our ESG goals or expectations set by growing public interest and government regulation of ESG topics could result in reputational harm or adversely affect our business
Costco has set public targets and disclosed intentions for future action regarding sustainability. There are dependencies outside of our control impacting our ability to meet our goals, including but not limited to: economic conditions, ability to access technology at an appropriate cost or scale, the ability to procure sufficient clean energy at competitive market rates to meet future operational and supplier needs, unforeseen operational and implementation challenges, termination or contraction of policies or systems which support our capital investments, and collaboration with third parties. We may not make adequate and timely investments or successfully implement strategies that will effectively achieve our sustainability-related goals, which could lead to reputational harm with members and other stakeholders.

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
Item 1B—Unresolved Staff Comments
None.
Item 1C—Cybersecurity
Risk Management and Global Strategy
We have implemented processes, technologies, and controls to seek to assess, identify, and manage risks associated with cybersecurity threats. Management considers cybersecurity risks within our overall approach to enterprise risk management. We evaluate these risks based on several frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), Center for Internet Security (CIS) 18 Critical Security Controls, and the Payment Card Industry Data Security Standard (PCI DSS). Our governance policies, including our Information Security Policy, outline high-level objectives designed to meet compliance and regulatory requirements.
We undertake a bi-annual NIST CSF and CIS 18 Critical Security Controls assessment, conducted by a third-party, to measure our program maturity. We have implemented a variety of technologies, leveraging third-party security providers for some, and engage in multiple activities to seek to identify and mitigate vulnerabilities and risks in systems. These include, among other activities, scanning for common vulnerabilities and exposures, penetration tests on internal and external networks, code scans on applications, allowed application listing, configuration management tools, employee awareness and training, and internal and external audits. We also review, with various frequencies, on a risk-based priority select third parties with whom we do business, in an effort to reduce the likelihood of security incidents or business interruptions. We maintain cybersecurity insurance that would apply to certain losses arising from significant security incidents.
We maintain a security operations center, supported by external providers and our employees, which provides threat detection and incident response capabilities. We maintain cyber incident response plans and related playbooks, for execution by our information security team, in coordination with stakeholders (including legal counsel). Significant incidents will be escalated to a Cybersecurity Materiality Committee to assess materiality based on qualitative and quantitative factors. The Committee is composed of a cross-divisional group of executives representing the core business functions of Information Technology and Security, Operations, Administration, Finance and Accounting, and Legal. We conduct periodic tabletop exercises, including at the executive level, to test our response processes and incident management procedures.

Governance
Our Board of Directors has delegated certain responsibilities to the Audit Committee of the Board. The Audit Committee reviews and discusses with management the identification and mitigation of cybersecurity risks, including (among other things) the effectiveness of risk-management policies and practices designed to help safeguard our operations, financial systems, and data. Our Vice President of Information Security and Chief Information Security Officer (CISO) presents cybersecurity-related topics, including program maturity progress, regularly to the Audit Committee. The Internal Audit team, in its periodic compliance and risk assessment updates to the Audit Committee, also reports on its reviews of certain of our cybersecurity risk exposures, controls, and management actions. The full Board also receives cybersecurity evaluations from time to time.
Our information security organization is led by our CISO, who has over eighteen years of relevant experience, serving in leadership roles across the retail and technology sectors. The CISO is responsible for all aspects of our cybersecurity program, including cybersecurity engineering and architecture, cybersecurity operations, incident response, threat intelligence, identity and access management, cybersecurity risk and compliance, and vulnerability management. Our CISO reports to our Chief Information and Digital Officer (CIDO), who has more than thirty years' experience in which he has led global digital responsibilities, including leading global cyber teams. Our CIDO reports to the Chief Executive Officer.
Risks from Material Cybersecurity Threats
We and our third-party service and merchandise providers have experienced cybersecurity incidents and threats. Based on the information available as of the date of this Form 10-K, we are not aware of any risks from actual cybersecurity incidents that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. It is possible that there have been intrusions into our systems that have not been identified by our controls and procedures and that might manifest in significant events at a later time. There can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing will be sufficient to protect our systems, information or other property. See “Risk Factors” in Item 1A of this Form 10-K for more information on our cybersecurity-related risks.
Item 2—Properties
Warehouse Properties
At September 1, 2024, we operated 890 membership warehouses:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	499	115	614
Canada	91	17	108
Other International	113	55	168
Total	703	187	890
_______________
(1)134 of the 187 leases are land-only leases, where Costco owns the building.
At the end of 2024, our warehouses contained approximately 130.9 million square feet of operating floor space: 91.1 million in the U.S.; 15.5 million in Canada; and 24.3 million in Other International. Total square feet associated with distribution and logistics facilities were approximately 31.9 million. Additionally, we operate various processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items.

Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.
PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On October 1, 2024, we had 10,471 stockholders of record.
Payment of dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase activity for the fourth quarter of 2024 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 13—June 9, 2024	66,000	$806.79	66,000	$3,026
June 10—July 7, 2024	46,000	854.00	46,000	2,987
July 8—August 4, 2024	55,000	828.14	55,000	2,941
August 5—September 1, 2024	88,000	865.39	88,000	2,865
Total fourth quarter	255,000	$840.12	255,000
_______________
(1)Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027.
Performance Graph
The following graph compares the cumulative total shareholder return assuming reinvestment of dividends on an investment of $100 in Costco common stock, S&P 500 Index, and the S&P Retail Select Index over the five years from September 1, 2019, through September 1, 2024. The S&P Retail Select Index comprises stocks in the S&P Total Market Index that are classified in the GICS Apparel Retail, Automotive Retail, Broadline Retail, Computer & Electronic Retail, Consumer Staples Merchandise Retail, Drug Retail, Food Retailers and Other Specialty Retail sub-industries.

Comparison of 5-Year Cumulative Total Returns
$400
$300
$200
$100
$0
2019
2020
2021
2022
2023
2024
Costco
S&P 500
S&P Retail Select

The following graph provides information concerning average sales per warehouse over a 10-year period.

Average Sales Per Warehouse*
(Sales In Millions)
Year Opened	# of Whses
2024	29										$170
2023	23									$151	166
2022	23								$150	158	179
2021	20							$140	158	172	187
2020	13						$132	152	184	193	215
2019	20					$129	138	172	208	216	226
2018	21				$116	119	141	172	202	214	231
2017	26			$121	142	158	176	206	237	247	262
2016	29		$87	97	118	131	145	173	204	212	222
2015 & Before	686	$162	162	168	181	189	199	225	256	266	276

Totals	890	$162	$159	$163	$176	$182	$192	$217	$245	$252	$260
		2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
		Fiscal Year
*First year sales annualized.
2017 and 2023 were 53-week fiscal years but have been normalized for purposes of comparability.
Item 6—Reserved

Item 7—Management's Discussion and Analysis of Financial Conditions and Results of Operations (amounts in millions, except per share, share, membership fee, and warehouse count data)
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2024 compared to 2023. For discussion related to the results of operations and changes in financial condition for 2023 compared to 2022 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2023 Form 10-K, which was filed with the United States Securities and Exchange Commission (SEC) on October 11, 2023.
Overview
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (e-commerce, business centers, travel and other). E-commerce and business center sales are allocated to the appropriate merchandise categories in the Net Sales discussion. Comparable sales is defined as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce sites operating for more than one year. The measure is intended as supplemental information and is not a substitute for net sales presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and should be reviewed in conjunction with results reported in accordance with U.S. GAAP. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations) and inflation or deflation in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage our SG&A expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our net sales and gross margin are influenced in part by our merchandising and pricing strategies in response to cost increases. Those strategies can include, but are not limited to, working with our suppliers to share in absorbing cost increases, earlier-than-usual purchasing and in greater volumes, as well as passing cost increases on to our members. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, negatively impacting gross margin and gross margin as a percentage of net sales (gross margin percentage) in the near term.

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
The membership format is an integral part of our business and profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of Executive memberships, and sustain high renewal rates materially influences our profitability. Our paid-membership growth rate may be adversely impacted when warehouse openings occur in existing markets as compared to new markets. Our worldwide renewal rate may be adversely impacted by lower renewal rates in newer markets.
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
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are differences between the foreign exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars. This impact is calculated based on the difference between the current and prior period's exchange rates. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current and prior period's average price per gallon sold. Results expressed excluding the impacts of foreign exchange and gasoline prices are intended as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP and should be reviewed in conjunction with results reported in accordance with U.S. GAAP.

Our fiscal year ends on the Sunday closest to August 31. References to 2024 and 2022 relate to the 52-week fiscal years ended September 1, 2024 and August 28, 2022. References to 2023 relate to the 53-week fiscal year ended September 3, 2023. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for 2024 include:
•We opened 30 new warehouses, including one relocation: 23 net new in the U.S., one new in our Canadian segment, and five new in our Other International segment, compared to 26 new warehouses, including three relocations, in 2023;
•Net sales increased 5% to $249,625, driven by an increase in comparable sales and sales at new warehouses opened in 2023 and 2024, partially offset by one less week of sales in 2024;
•Membership fee revenue increased 5% to $4,828, driven by new member sign-ups and upgrades to Executive membership, partially offset by one less week of membership fee income in 2024;
•Gross margin percentage increased 35 basis points, driven primarily by warehouse ancillary and other businesses, largely e-commerce and gasoline, and the absence of charges related to the discontinuation of our charter shipping activities recorded in 2023;
•SG&A expenses as a percentage of net sales increased six basis points, primarily due to warehouse operations and other businesses, which included the impact of wage increases in March and September 2023 and July 2024, partially offset by sales leverage and improved productivity;
•The effective tax rate in 2024 was 24.4%, compared to 25.9% in 2023;
•Net income increased 17% to $7,367, or $16.56 per diluted share compared to $6,292, or $14.16 per diluted share in 2023;
•We paid a special cash dividend of $15 per share in January 2024; and
•In April, the Board of Directors approved a 14% increase in the quarterly cash dividend.

RESULTS OF OPERATIONS
Net Sales

	2024	2023	2022
Net Sales	$249,625	$237,710	$222,730
Changes in net sales:
U.S.	4%	7%	17%
Canada	6%	4%	16%
Other International	9%	9%	10%
Total Company	5%	7%	16%
Changes in comparable sales(1):
U.S.	4%	3%	16%
Canada	7%	2%	15%
Other International	8%	3%	7%
Total Company	5%	3%	14%
E-commerce	16%	(6)%	10%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices(1):
U.S.	5%	4%	10%
Canada	8%	8%	12%
Other International	8%	8%	10%
Total Company	6%	5%	11%
E-commerce	16%	(5)%	10%
_______________
(1)Comparable sales for 2024 were calculated using comparable retail weeks.

Net Sales

Net sales increased $11,915 or 5% during 2024. The improvement was attributable to an increase in comparable sales and sales at new warehouses opened in 2023 and 2024, partially offset by the impact of one less week of sales in 2024. Sales increased $10,639, or 6% in core merchandise categories, increasing in all categories. Sales increased $1,276, or 3% in warehouse ancillary and other businesses, led by pharmacy, partially offset by a decrease in gasoline.
During 2024, the volume of gasoline sold increased approximately 1%, positively impacting net sales by $400, or 17 basis points, which includes the impact of one less week of sales in 2024. Lower gasoline prices negatively impacted net sales by $917, or 39 basis points, compared to 2023, with a 3% decrease in the average price per gallon. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $474, 20 basis points, compared to 2023, attributable to our Canadian and Other International operations.
Comparable Sales
Comparable sales increased 5% during 2024 and were positively impacted by an increase in shopping frequency, partially offset by a slight decrease in average ticket.

Membership Fees

	2024	2023	2022
Membership fees	$4,828	$4,580	$4,224
Membership fees increase	5%	8%	9%
Membership fee revenue increased 5% in 2024, driven by new member sign-ups and upgrades to Executive Membership. These increases were partially offset by one less week of membership fee income in 2024. At the end of 2024, our member renewal rates were 92.9% in the U.S. and Canada and 90.5% worldwide. Renewal rates benefited from higher penetration of Executive members. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
Effective September 1, 2024, we increased our membership fees in the U.S. and Canada for Gold Star (individual), Business, and Business affiliates to $65 per year. The Executive membership fee increased from $120 to $130 (membership fee of $65, plus Executive upgrade of $65), and the maximum annual 2% reward associated with the Executive Membership increased from $1,000 to $1,250. We account for membership fee revenue on a deferred basis, recognized ratably over one year. We expect these fee changes to increase revenues approximately $370 over the next two years, $190 of which will benefit fiscal 2025, primarily in the latter half of the year.
Gross Margin

	2024	2023	2022
Net sales	$249,625	$237,710	$222,730
Less merchandise costs	222,358	212,586	199,382
Gross margin	$27,267	$25,124	$23,348
Gross margin percentage	10.92%	10.57%	10.48%
Gross margin percentage increased 35 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 10.88%, an increase of 31 basis points. This increase was positively impacted by: 19 basis points due to warehouse ancillary and other businesses, primarily e-commerce and gasoline; 16 basis points due to the absence of charges related to the discontinuation of our charter shipping activities that were recorded in the first and third quarters of 2023; and three basis points due to a LIFO benefit. This increase was partially offset by four basis points in our core merchandise categories and three basis points due to increased 2% rewards.
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
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. and Canadian segments. Our U.S. segment performed similarly to the consolidated results above. Our Canadian segment gross margin percentage increased, primarily due to increases in core merchandise categories and warehouse ancillary and other businesses, partially offset by increased 2% rewards. Gross margin percentage decreased in our Other International segment, primarily due to increased 2% rewards and a decrease in core merchandise categories.

Selling, General and Administrative Expenses

	2024	2023	2022
SG&A expenses	$22,810	$21,590	$19,779
SG&A expenses as a percentage of net sales	9.14%	9.08%	8.88%
SG&A expenses as a percentage of net sales increased six basis points compared to 2023. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.10%, an increase of two basis points. The comparison to last year was negatively impacted by two basis points in warehouse operations and other businesses, driven by our U.S. operations, which included the impact of wage increases in March and September 2023, and July 2024, partially offset by sales leverage and improved productivity. SG&A expenses as percentage of net sales were lower in our Canadian and Other International operations.
Interest Expense

	2024	2023	2022
Interest expense	$169	$160	$158
Interest expense is primarily related to Senior Notes and financing leases. For more information on our debt arrangements, refer to the consolidated financial statements included in Item 8 of this Report.
Interest Income and Other, Net

	2024	2023	2022
Interest income	$533	$470	$61
Foreign-currency transaction gains, net	26	29	106
Other, net	65	34	38
Interest income and other, net	$624	$533	$205
The increase in interest income in 2024 was due to higher global interest rates. Foreign-currency transaction gains, net, include revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Note 1 to the consolidated financial statements included in Item 8 of this Report.
Provision for Income Taxes

	2024	2023	2022
Provision for income taxes	$2,373	$2,195	$1,925
Effective tax rate	24.4%	25.9%	24.6%
The effective tax rate for 2024 was favorably impacted by discrete tax benefits of $94 related to the portion of the special dividend payable through our 401(k) plan, a net non-recurring tax benefit of $63 related to a transfer pricing settlement and certain true-ups of tax reserves, and $45 of excess tax benefits related to stock compensation.
The effective tax rate for 2023 was favorably impacted by discrete tax benefits of $54 due to excess tax benefits related to stock compensation.
The Organization of Economic Cooperation and Development (OECD) has introduced a framework to implement a global minimum corporate tax of 15% (referred to as Pillar 2) which is effective for fiscal 2025. We will continue to evaluate the impacts of Pillar 2, but do not currently expect a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2024	2023	2022
Net cash provided by operating activities	$11,339	$11,068	$7,392
Net cash used in investing activities	(4,409)	(4,972)	(3,915)
Net cash used in financing activities	(10,764)	(2,614)	(4,283)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $11,144 and $15,234 at September 1, 2024, and September 3, 2023. Of these balances, unsettled credit and debit card receivables represented approximately $2,519 and $2,282. These receivables generally settle within four days. Changes in foreign exchange rates impacted cash and cash equivalents positively by $40 and $15 in 2024 and 2023, and negatively by $249 in 2022.
Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and construction and land purchase obligations. See Notes 4 and 5 to the consolidated financial statements included in Item 8 of this Report for amounts outstanding on September 1, 2024, related to debt and leases.
Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. Construction and land-purchase obligations consist of contracts primarily related to the development and opening of new and relocated warehouses, the majority of which (other than leases) are due in the next 12 months.
We believe that our cash and investment position and operating cash flow, with capacity under existing and available credit agreements, will be sufficient to meet our liquidity and capital requirements for the foreseeable future and our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $11,339 in 2024, compared to $11,068 in 2023. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including wages and employee benefits, utilities, credit and debit card processing fees, and operating leases. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $4,409 in 2024, compared to $4,972 in 2023, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses, information systems and manufacturing and distribution facilities. In 2024, we spent $4,710 on capital expenditures, and it is our current intention to spend a similar amount during fiscal 2025. These expenditures are expected to be financed with cash from operations, cash and cash equivalents, and short-term investments. We opened 30 new warehouses, including one relocation, in 2024, and plan to open up to 29 additional new warehouses, including three relocations, in 2025. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $10,764 in 2024, compared to $2,614 in 2023. Cash flow used in financing activities primarily related to the payment of dividends, repayments of long-term debt and short-term borrowings, repurchases of common stock, and withholding taxes on stock-based awards. On May 18, 2024, we paid the $1,000 outstanding principal balance on the 2.750% Senior Notes, using cash and cash equivalents and short-term investments. Cash flow provided by financing activities included proceeds from short-term borrowings and four Guaranteed Senior Notes totaling approximately $500, at fixed interest rates ranging from 1.400% to 2.120%, issued by our Japan subsidiary.
Dividends
Cash dividends declared in 2024 totaled $8,589 or $19.36 per share, as compared to $1,703 or $3.84 per share in 2023. Dividends in 2024 included a special dividend of $15 per share, resulting in a payment of approximately $6,655. In April 2024, the Board of Directors increased our quarterly cash dividend from $1.02 to $1.16 per share.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During 2024 and 2023, we repurchased 1,004,000 and 1,341,000 shares of common stock, at an average price per share of $695.29 and $504.68, totaling approximately $698 and $677. These amounts may differ from the accompanying consolidated statements of cash flows due to changes in unsettled repurchases at the end of each fiscal year. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $2,865 at the end of 2024.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At September 1, 2024, we had borrowing capacity under these facilities of $1,198. Our international operations maintain $710 of this capacity under bank credit facilities, of which $167 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the consolidated balance sheets, were immaterial at the end of 2024 and 2023.
We have letter of credit facilities, for commercial and standby letters of credit, totaling $214. The outstanding commitments under these facilities at the end of 2024 totaled $193, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures to very large losses. We use various risk management mechanisms, including a wholly-owned captive insurance subsidiary, and participate in a reinsurance program. Liabilities associated with the risks that we retain are not discounted and are estimated using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The costs of claims are highly unpredictable and can fluctuate as a result of inflation rates, regulatory or legal changes, and unforeseen developments in claims. While we believe our estimates are reasonable, actual claims and costs could differ significantly from recorded liabilities. Historically, adjustments to our estimates have been immaterial.
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
A 100 basis point change in interest rates as of the end of 2024 would have had an immaterial incremental change in fair market value. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2024, long-term debt with fixed interest rates was $5,919. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
Foreign Currency Risk
Our foreign subsidiaries conduct certain transactions in non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of these fluctuations on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. For additional information related to the Company's forward foreign-exchange contracts, see Notes 1 and 3 to the consolidated financial statements included in Item 8 of this Report. A hypothetical 10% strengthening of the functional currencies compared to the non-functional currency exchange rates at September 1, 2024, would have decreased the fair value of the contracts by approximately $120 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries (the Company) as of September 1, 2024 and September 3, 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the fiscal years in the three-year period ended September 1, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 1, 2024 and September 3, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended September 1, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 1, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 8, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Evaluation of workers' compensation self-insurance liabilities
As discussed in Note 1 to the consolidated financial statements, the Company estimates its self-insurance liabilities by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated self-insurance liabilities as of September 1, 2024, were $1,612 million, a portion of which related to workers’ compensation self-insurance liabilities for the United States operations.
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
October 8, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Costco Wholesale Corporation and subsidiaries’ (the Company) internal control over financial reporting as of September 1, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 1, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 1, 2024 and September 3, 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the fiscal years in the three-year period ended September 1, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated October 8, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
October 8, 2024

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	September 1, 2024	September 3, 2023	August 28, 2022
REVENUE
Net sales	$249,625	$237,710	$222,730
Membership fees	4,828	4,580	4,224
Total revenue	254,453	242,290	226,954
OPERATING EXPENSES
Merchandise costs	222,358	212,586	199,382
Selling, general and administrative	22,810	21,590	19,779
Operating income	9,285	8,114	7,793
OTHER INCOME (EXPENSE)
Interest expense	(169)	(160)	(158)
Interest income and other, net	624	533	205
INCOME BEFORE INCOME TAXES	9,740	8,487	7,840
Provision for income taxes	2,373	2,195	1,925
Net income including noncontrolling interests	7,367	6,292	5,915
Net income attributable to noncontrolling interests	—	—	(71)
NET INCOME ATTRIBUTABLE TO COSTCO	$7,367	$6,292	$5,844
NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COSTCO:
Basic	$16.59	$14.18	$13.17
Diluted	$16.56	$14.16	$13.14
Shares used in calculation (000’s)
Basic	443,914	443,854	443,651
Diluted	444,759	444,452	444,757

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	September 1, 2024	September 3, 2023	August 28, 2022
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$7,367	$6,292	$5,915
Foreign-currency translation adjustment and other, net	(23)	24	(721)
Comprehensive income	7,344	6,316	5,194
Less: Comprehensive income attributable to noncontrolling interests	—	—	36
COMPREHENSIVE INCOME ATTRIBUTABLE TO COSTCO	$7,344	$6,316	$5,158

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	September 1, 2024	September 3, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,906	$13,700
Short-term investments	1,238	1,534
Receivables, net	2,721	2,285
Merchandise inventories	18,647	16,651
Other current assets	1,734	1,709
Total current assets	34,246	35,879
OTHER ASSETS
Property and equipment, net	29,032	26,684
Operating lease right-of-use assets	2,617	2,713
Other long-term assets	3,936	3,718
TOTAL ASSETS	$69,831	$68,994
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$19,421	$17,483
Accrued salaries and benefits	4,794	4,278
Accrued member rewards	2,435	2,150
Deferred membership fees	2,501	2,337
Current portion of long-term debt	103	1,081
Other current liabilities	6,210	6,254
Total current liabilities	35,464	33,583
OTHER LIABILITIES
Long-term debt, excluding current portion	5,794	5,377
Long-term operating lease liabilities	2,375	2,426
Other long-term liabilities	2,576	2,550
TOTAL LIABILITIES	46,209	43,936
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,126,000 and 442,793,000 shares issued and outstanding	2	2
Additional paid-in capital	7,829	7,340
Accumulated other comprehensive loss	(1,828)	(1,805)
Retained earnings	17,619	19,521
TOTAL EQUITY	23,622	25,058
TOTAL LIABILITIES AND EQUITY	$69,831	$68,994
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT AUGUST 29, 2021	441,825	$4	$7,031	$(1,137)	$11,666	$17,564	$514	$18,078
Net income	—	—	—	—	5,844	5,844	71	5,915
Foreign-currency translation adjustment and other, net	—	—	—	(686)	—	(686)	(35)	(721)
Stock-based compensation	—	—	728	—	—	728	—	728
Release of vested restricted stock units (RSUs), including tax effects	1,702	—	(363)	—	—	(363)	—	(363)
Dividend to noncontrolling interest	—	—	—	—	—	—	(208)	(208)
Acquisition of noncontrolling interest	—	—	(499)	(6)	—	(505)	(337)	(842)
Repurchases of common stock	(863)	—	(15)	—	(427)	(442)	—	(442)
Cash dividends declared and other	—	(2)	2	—	(1,498)	(1,498)	—	(1,498)
BALANCE AT AUGUST 28, 2022	442,664	2	6,884	(1,829)	15,585	20,642	5	20,647
Net income	—	—	—	—	6,292	6,292	—	6,292
Foreign-currency translation adjustment and other, net	—	—	—	24	—	24	—	24
Stock-based compensation	—	—	778	—	—	778	—	778
Release of vested RSUs, including tax effects	1,470	—	(303)	—	—	(303)	—	(303)
Repurchases of common stock	(1,341)	—	(24)	—	(653)	(677)	—	(677)
Cash dividends declared and other	—	—	5	—	(1,703)	(1,698)	(5)	(1,703)
BALANCE AT SEPTEMBER 3, 2023	442,793	2	7,340	(1,805)	19,521	25,058	—	25,058
Net income	—	—	—	—	7,367	7,367	—	7,367
Foreign-currency translation adjustment and other, net	—	—	—	(23)	—	(23)	—	(23)
Stock-based compensation	—	—	822	—	—	822	—	822
Release of vested RSUs, including tax effects	1,337	—	(315)	—	—	(315)	—	(315)
Repurchases of common stock	(1,004)	—	(18)	—	(680)	(698)	—	(698)
Cash dividends declared	—	—	—	—	(8,589)	(8,589)	—	(8,589)
BALANCE AT SEPTEMBER 1, 2024	443,126	$2	$7,829	$(1,828)	$17,619	$23,622	$—	$23,622
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	September 1, 2024	September 3, 2023	August 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$7,367	$6,292	$5,915
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,237	2,077	1,900
Non-cash lease expense	315	412	377
Stock-based compensation	818	774	724
Impairment of assets and other non-cash operating activities, net	(9)	495	39
Changes in operating assets and liabilities:
Merchandise inventories	(2,068)	1,228	(4,003)
Accounts payable	1,938	(382)	1,891
Other operating assets and liabilities, net	741	172	549
Net cash provided by operating activities	11,339	11,068	7,392
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(1,470)	(1,622)	(1,121)
Maturities and sales of short-term investments	1,790	937	1,145
Additions to property and equipment	(4,710)	(4,323)	(3,891)
Other investing activities, net	(19)	36	(48)
Net cash used in investing activities	(4,409)	(4,972)	(3,915)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(920)	(935)	(6)
Proceeds from short-term borrowings	928	917	53
Repayments of long-term debt	(1,077)	(75)	(800)
Proceeds from issuance of long-term debt	498	—	—
Tax withholdings on stock-based awards	(315)	(303)	(363)
Repurchases of common stock	(700)	(676)	(439)
Cash dividend payments	(9,041)	(1,251)	(1,498)
Financing lease payments and other financing activities, net	(137)	(291)	(180)
Dividend to noncontrolling interest	—	—	(208)
Acquisition of noncontrolling interest	—	—	(842)
Net cash used in financing activities	(10,764)	(2,614)	(4,283)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	40	15	(249)
Net change in cash and cash equivalents	(3,794)	3,497	(1,055)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	13,700	10,203	11,258
CASH AND CASH EQUIVALENTS END OF YEAR	$9,906	$13,700	$10,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$129	$125	$145
Income taxes, net	$2,319	$2,234	$1,940
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$—	$452	$—
Capital expenditures included in liabilities	$203	$170	$156
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At September 1, 2024, Costco operated 890 warehouses worldwide: 614 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 108 in Canada, 40 in Mexico, 35 in Japan, 29 in the U.K., 19 in Korea, 15 in Australia, 14 in Taiwan, seven in China, four in Spain, two in France, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce sites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53-week fiscal year basis with the year ending on the Sunday closest to August 31. References to 2024 and 2022 relate to the 52-week fiscal years ended September 1, 2024 and August 28, 2022. References to 2023 relate to the 53-week fiscal year ended September 3, 2023.
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
Reclassification
Reclassifications were made to the 2023 and 2022 consolidated statements of cash flows to conform with current year presentation.
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to four days. Credit and debit card receivables were $2,519 and $2,282 at the end of 2024 and 2023.
Short-Term Investments
Short-term investments generally consist of debt securities (U.S. government and agency securities), with maturities at the date of purchase of three months to five years. Investments with maturities beyond five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are recorded in interest income and other, net in the consolidated statements of income. These available-for-sale investments have a low level of inherent credit risk given they are issued by the U.S. government and agencies. Changes in their fair value are primarily attributable to changes in interest rates and market liquidity. Short-term investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported net of any related amortization and are not remeasured to fair value on a recurring basis.
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
The Company’s valuation techniques used to measure the fair value of money market mutual funds, which are included in cash and cash equivalents, are based on quoted market prices, such as quoted net asset values published by the fund as supported in an active market. Valuation methodologies used to measure the fair value of all other non-derivative financial instruments are based on independent external valuation information. The pricing process uses data from a variety of independent external valuation information providers, including trades, bid price or spread, two-sided markets, quotes, benchmark curves including but not limited to treasury benchmarks, Secured Overnight Financing Rate and swap curves, discount rates, and market data feeds. All are observable in the market or can be derived principally from or corroborated by observable market data. The Company reports transfers in and out of Levels 1, 2, and 3, as applicable, using the fair value of the individual securities as of the beginning of the reporting period in which the transfer(s) occurred.
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
The valuation allowance related to receivables was immaterial to the Company's consolidated financial statements at the end of 2024 and 2023.
Merchandise Inventories
Merchandise inventories consist of the following:

	2024	2023
United States	$13,625	$12,153
Canada	1,895	1,579
Other International	3,127	2,919
Merchandise inventories	$18,647	$16,651
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation or deflation rates and inventory levels have been determined. An immaterial LIFO benefit was recorded in 2024 and an immaterial charge was recorded in 2023. Due to inflation in 2022, a $438 charge was recorded to merchandise costs to increase the cumulative LIFO valuation on merchandise inventories at August 28, 2022. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the first-in, first-out (FIFO) basis.
The Company initially provides for estimated inventory losses between physical inventory counts using estimates based on experience. The provision is adjusted periodically to reflect physical inventory counts, which generally occur in the second and fourth fiscal quarters. Inventory cost, where appropriate, is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates, provided that they are probable and reasonably estimable.
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
The Company capitalizes certain computer software and costs incurred in developing or obtaining software for internal use. During development, these costs are included in construction in progress. To the extent that the assets become ready for their intended use, these costs are included in equipment and fixtures and amortized on a straight-line basis over estimated useful lives.
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change asset function or useful life are capitalized. Assets removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2024 and 2023 were immaterial.
The following table summarizes the Company's property and equipment balances at the end of 2024 and 2023:

	Estimated Useful Lives	2024	2023
Land	N/A	$9,447	$8,590
Buildings and improvements	5-50 years	23,727	22,001
Equipment and fixtures	3-20 years	12,387	11,512
Construction in progress	N/A	1,389	1,266
		46,950	43,369
Accumulated depreciation and amortization		(17,918)	(16,685)
Property and equipment, net		$29,032	$26,684
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate that the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. Impairment charges recognized in 2024 and 2023 were immaterial. In 2022, the Company recognized a write-off of $118 for information technology assets, which is reflected in SG&A.
Leases
The Company leases land, buildings, and/or equipment at warehouses and certain other office and distribution facilities. Leases generally contain one or more of the following options, which the Company can exercise at the end of the initial term: (a) renew the lease for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; (b) purchase the property at the then-fair market value or purchase price stated in the agreement; (c) a right of first refusal in the event of a third-party offer; or (d) a right of first offer if the landlord intends to sell.
Some leases include free-rent periods and step-rent provisions, which are recognized on a straight-line basis over the original term of the lease and any extension options that the Company is reasonably certain to exercise from the date the Company has control of the property. Certain leases provide for periodic rent increases based on price indices or the greater of minimum guaranteed amounts or sales volume, which are recognized as variable lease payments. The Company's leases do not contain any material residual value guarantees or material restrictive covenants.
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
The Company's asset retirement obligations (ARO) primarily relate to leasehold improvements that must be removed at the end of a lease. These obligations are generally recorded as a discounted liability, with an offsetting asset at the inception of the lease term, based upon the estimated fair value of the costs to remove the improvements. These liabilities are accreted over time to the projected future value of the obligation. The ARO assets are depreciated using the same depreciation method as the leasehold improvement assets and are included in buildings and improvements. Estimated ARO liabilities associated with these leases are included in other liabilities in the consolidated balance sheet.
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
Goodwill is included in other long-term assets in the consolidated balance sheets. The following table summarizes goodwill by reportable segment:

	United States	Canada	Other International	Total
Balance at August 28, 2022	$953	$27	$13	$993
Changes in currency translation	—	(1)	2	1
Balance at September 3, 2023	$953	$26	$15	$994
Changes in currency translation	—	—	—	—
Balance at September 1, 2024	$953	$26	$15	$994
Definite-lived intangible assets, which are immaterial, are included in other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures to very large losses. The Company uses various risk management mechanisms, including a wholly-owned captive insurance subsidiary (the captive) and participates in a reinsurance program. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences, claims, or expenses differ from these assumptions and historical trends. At the end of 2024 and 2023, these insurance liabilities were $1,612 and $1,513 in the aggregate, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
The captive receives direct premiums, which are netted against the Company’s premium costs in SG&A expenses in the consolidated statements of income. The captive participates in a reinsurance program that includes third-party participants. The participant agreements and practices of the reinsurance program are designed to limit a participating members’ individual risk. Income statement adjustments related to the reinsurance program and related impacts to the consolidated balance sheets are recognized as information becomes known. In the event the Company leaves the reinsurance program, the Company retains its primary obligation to the participants for prior activity.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries with functional currencies other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. The aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial at the end of 2024 and 2023. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $1,212 and $1,068 at the end of 2024 and 2023. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2024 and 2023.
The unrealized gains or losses recognized in interest income and other, net in the consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2024, 2023 and 2022.
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
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were $64, $46 and $84 in 2024, 2023, and 2022.
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
The Company offers merchandise in the following core merchandise categories: foods and sundries, non-foods, and fresh foods. The Company also provides expanded products and services through warehouse ancillary and other businesses. The Company is the principal for the majority of its transactions and recognizes revenue on a gross basis. The Company is the principal when it has control of the merchandise or service before it is transferred to the member. The majority of revenue from merchandise sales is recognized at the point of sale. Revenue generated through e-commerce or special orders is generally recognized upon shipment to the member. For merchandise shipped directly to the member, shipping and handling costs are expensed as incurred as fulfillment costs and included in merchandise costs in the consolidated statements of income. In certain ancillary businesses, revenue is deferred until the member picks up merchandise at the warehouse. Deferred sales are included in other current liabilities in the consolidated balance sheets.
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. Deferred membership fees at the end of 2024 and 2023 were $2,501 and $2,337.
In most countries, the Company's Executive members qualify for a 2% reward on qualified purchases, subject to an annual maximum value, which does not expire and is redeemable at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the consolidated balance sheets. Estimated breakage is computed based on redemption data. For 2024, 2023, and 2022, the net reduction in sales was $2,804, $2,576, and $2,307.
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

Vendor Consideration
The Company receives funds from vendors for discounts and a variety of other programs. These programs are evidenced by agreements that are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount, and as a component of merchandise costs as the merchandise is sold. Other vendor consideration is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, agreement terms or another systematic approach.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees (other than fresh foods departments and certain ancillary businesses, which are reflected in merchandise costs) as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include substantially all building and equipment depreciation, stock compensation expense, credit and debit card processing fees, utilities, preopening, as well as other operating costs incurred to support warehouse and e-commerce operations.
Retirement Plans
The Company's 401(k) retirement plan is available to all U.S. employees over the age of 18 who have completed 90 days of employment. The plan allows participants to make wage deferral contributions, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for employees in Canada and contributes a percentage of each employee's wages. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans, which are immaterial. Amounts expensed under all plans were $963, $914, and $824 for 2024, 2023, and 2022, and are predominantly included in SG&A expenses in the consolidated statements of income.
Stock-Based Compensation
The Company grants stock-based compensation, primarily to employees and non-employee directors. Grants to executive officers are generally performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. Restricted Stock Units (RSUs) granted to employees and to non-employee directors generally vest over five years and three years and are subject to quarterly vesting in the event of retirement or voluntary termination. Employees who attain at least 25 years of service with the Company and non-employee directors with five or more years receive shares under accelerated vesting provisions. Forfeitures are recognized as they occur.
Compensation expense for awards is predominantly recognized using the straight-line method over the requisite service period for the entire award. The terms of the RSUs, including performance-based awards, provide for accelerated vesting for employees and non-employee directors. Recipients are not entitled to vote or receive dividends on unvested and undelivered shares. Compensation expense for the accelerated shares is recognized upon achievement of the long-service term. The cumulative amount of compensation cost recognized at any point in time equals at least the portion of the grant-date fair value of the award that is vested at that date. The fair value of RSUs is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period.
Stock-based compensation expense is predominantly included in SG&A expenses in the consolidated statements of income. Certain stock-based compensation costs are capitalized or included in the cost of merchandise. See Note 7 for additional information.

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
The Company is evaluating both standards.

Note 2—Investments
The Company’s investments were as follows:

2024:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$689	$(1)	$688
Held-to-maturity:
Certificates of deposit	550	—	550
Total short-term investments	$1,239	$(1)	$1,238

2023:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$650	$(17)	$633
Held-to-maturity:
Certificates of deposit	901	—	901
Total short-term investments	$1,551	$(17)	$1,534
Gross unrecognized holding gains and losses on available-for-sale securities were immaterial for the years ended September 1, 2024, and September 3, 2023. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during 2024 or 2023.
The maturities of available-for-sale and held-to-maturity securities at the end of 2024 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$144	$144	$550
Due after one year through five years	391	391	—
Due after five years	154	153	—
Total	$689	$688	$550
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the hierarchy reflecting the valuation techniques utilized to determine such fair value.

	Level 2
	2024	2023
Investment in government and agency securities	$688	$633
Forward foreign-exchange contracts, in asset position(1)	1	18
Forward foreign-exchange contracts, in (liability) position(1)	(28)	(7)
Total	$661	$644
 ____________
(1)The asset and the liability values are included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.

At September 1, 2024, and September 3, 2023, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during 2024 or 2023.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no material fair value adjustments to these items during 2024. Please see Note 1 for additional information.
Note 4—Debt
Short-Term Borrowings
The Company maintains various short-term bank credit facilities, with a borrowing capacity of $1,198 and $1,234, in 2024 and 2023. Short-term borrowings outstanding were immaterial at the end of 2024 and 2023.
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
Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japanese subsidiary, valued using Level 3 inputs. In November 2023, the Company’s Japan subsidiary issued four Guaranteed Senior Notes, totaling approximately $500, at fixed interest rates ranging from 1.400% to 2.120%. Interest is payable semi-annually, and maturity dates range from November 7, 2033, to November 7, 2043. In July 2024, the Japanese subsidiary repaid $77 of its Guaranteed Senior Notes.
On May 18, 2024, the Company paid the $1,000 outstanding principal balance and interest on the 2.750% Senior Notes using cash and cash equivalents and short-term investments.
At the end of 2024 and 2023, the fair value of the Company's long-term debt, including the current portion, was approximately $5,412 and $5,738. The carrying value of long-term debt consisted of the following:

	2024	2023
2.750% Senior Notes due May 2024	$—	$1,000
3.000% Senior Notes due May 2027	1,000	1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	919	484
Total long-term debt	5,919	6,484
Less unamortized debt discounts and issuance costs	22	26
Less current portion(1)	103	1,081
Long-term debt, excluding current portion	$5,794	$5,377
_____________
(1)Net of unamortized debt discounts and issuance costs.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2025	$103
2026	76
2027	2,250
2028	—
2029	150
Thereafter	3,340
Total	$5,919
Note 5—Leases
The tables below present information regarding the Company's lease assets and liabilities.

	2024	2023
Assets
Operating lease right-of-use assets	$2,617	$2,713
Finance lease assets(1)	1,433	1,325
Total lease assets	$4,050	$4,038
Liabilities
Current
Operating lease liabilities(2)	$179	$220
Finance lease liabilities(2)	147	129
Long-term
Operating lease liabilities	2,375	2,426
Finance lease liabilities(3)	1,351	1,303
Total lease liabilities	$4,052	$4,078
 _______________
(1)Included in other long-term assets in the consolidated balance sheets.
(2)Included in other current liabilities in the consolidated balance sheets.
(3)Included in other long-term liabilities in the consolidated balance sheets.

	2024	2023
Weighted-average remaining lease term (years)
Operating leases	19	20
Finance leases	23	24
Weighted-average discount rate
Operating leases	2.67%	2.47%
Finance leases	4.59%	4.47%

The components of lease expense, excluding short-term lease costs and sublease income (which were immaterial), were as follows:

	2024	2023	2022
Operating lease costs(1)	$284	$309	$297
Finance lease costs:
Amortization of lease assets(1)	97	169	128
Interest on lease liabilities(2)	58	54	45
Variable lease costs(1)	163	160	157
Total lease costs	$602	$692	$627
 _______________
(1)Included in selling, general and administrative expenses and merchandise costs in the consolidated statements of income.
(2)Included in interest expense and merchandise costs in the consolidated statements of income.
Supplemental cash flow information related to leases was as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows — operating leases	$274	$287	$277
Operating cash flows — finance leases	58	54	45
Financing cash flows — finance leases	136	291	176
Operating lease assets obtained in exchange for new or modified leases	125	202	231
Finance lease assets obtained in exchange for new or modified leases	200	100	794
As of September 1, 2024, future minimum payments during the next five fiscal years and thereafter are as follows:

	Operating Leases(1)	Finance Leases
2025	$242	$204
2026	247	128
2027	226	120
2028	209	122
2029	183	109
Thereafter	2,205	1,664
Total(2)	3,312	2,347
Less amount representing interest	758	849
Present value of lease liabilities	$2,554	$1,498
 _______________
(1)Operating lease payments have not been reduced by expected future sublease income of $98.
(2)Excludes $1,080 of lease payments for leases that have been signed but not commenced.
Note 6—Equity
Dividends

Cash dividends declared in 2024 totaled $8,589 or $19.36 per share, as compared to $1,703 or $3.84 per share in 2023. Dividends in 2024 included a special dividend of $15 per share, resulting in a payment of approximately $6,655. The Company's current quarterly dividend rate is $1.16 per share.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. As of the end of 2024, the remaining amount available under the authorization was $2,865. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2024	1,004	$695.29	$698
2023	1,341	504.68	677
2022	863	511.46	442
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
Summary of Restricted Stock Unit Activity
At the end of 2024, 7,278,000 shares were available to be granted as RSUs, and the following awards, adjusted for the effects of the special dividend, were outstanding:
•2,677,000 time-based RSUs, which vest upon continued employment or service over specified periods of time; and
•122,000 performance-based RSUs, of which 95,000 were granted to executive officers subject to the determination of the attainment of performance targets for 2024, which occurred in September 2024. At that time, depending upon long-service terms, at least 33% of the units vested. The remaining awards vest upon continued employment over specified periods of time. Please refer to Note 1 for accelerated vesting requirements.

The following table summarizes RSU transactions during 2024:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2023	3,045	$405.63
Granted	1,677	547.26
Vested and delivered	(1,895)	432.40
Forfeited	(80)	457.54
Special cash dividend	52	N/A
Outstanding at the end of 2024	2,799	$463.24
The weighted-average grant date fair value of RSUs granted was $547.26, $471.47, and $476.06 in 2024, 2023, and 2022. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2024 was $848 and the weighted-average period of time over which this cost will be recognized is 1.6 years. Included in the outstanding balance at the end of 2024 were approximately 908,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	2024	2023	2022
Stock-based compensation expense	$818	$774	$724
Less recognized income tax benefit	173	163	154
Stock-based compensation expense, net	$645	$611	$570
Note 8—Taxes
Income Taxes
Income before income taxes is comprised of the following:

	2024	2023	2022
Domestic	$7,255	$6,264	$5,759
Foreign	2,485	2,223	2,081
Total	$9,740	$8,487	$7,840

The provisions for income taxes are as follows:

	2024	2023	2022
Federal:
Current	$1,245	$1,056	$798
Deferred	48	33	(35)
Total federal	1,293	1,089	763
State:
Current	431	374	333
Deferred	(77)	10	(5)
Total state	354	384	328
Foreign:
Current	798	732	851
Deferred	(72)	(10)	(17)
Total foreign	726	722	834
Total provision for income taxes	$2,373	$2,195	$1,925
The reconciliation between the statutory tax rate and the effective rate for 2024, 2023, and 2022 is as follows:

	2024		2023		2022
Federal taxes at statutory rate	$2,045	21.0%	$1,782	21.0%	$1,646	21.0%
State taxes, net	288	3.0	302	3.6	267	3.4
Foreign taxes, net	109	1.1	160	1.9	231	3.0
Employee stock ownership plan (ESOP)	(120)	(1.2)	(25)	(0.3)	(23)	(0.3)
Other	51	0.5	(24)	(0.3)	(196)	(2.5)
Total	$2,373	24.4%	$2,195	25.9%	$1,925	24.6%
The Company's effective tax rate in 2024 included discrete tax benefits of $94 related to the portion of the special dividend payable through the Company's 401(k) plan, a net non-recurring tax benefit of $63 related to a transfer pricing settlement and certain true-ups of tax reserves, and $45 of excess tax benefits related to stock compensation. In 2023 and 2022, tax benefits of $54 and $94 were recognized related to stock compensation.

The components of the deferred tax assets (liabilities) are as follows:

	2024	2023
Deferred tax assets:
Equity compensation	$96	$89
Deferred income/membership fees	313	309
Foreign tax credit carry forward	315	250
Operating lease liabilities	678	678
Accrued liabilities and reserves	873	761
Other	—	20
Total deferred tax assets	2,275	2,107
Valuation allowance	(494)	(422)
Total net deferred tax assets	1,781	1,685
Deferred tax liabilities:
Property and equipment	(948)	(867)
Merchandise inventories	(296)	(380)
Operating lease right-of-use assets	(652)	(655)
Foreign branch deferreds	(105)	(87)
Other	(1)	—
Total deferred tax liabilities	(2,002)	(1,989)
Net deferred tax liabilities	$(221)	$(304)

The deferred tax accounts at the end of 2024 and 2023 include deferred income tax assets of $548 and $491, included in other long-term assets; and deferred income tax liabilities of $769 and $795, included in other long-term liabilities.
In 2024 and 2023, the Company had valuation allowances of $494 and $422, primarily related to foreign tax credits that the Company believes will not be realized due to carry forward limitations. The foreign tax credit carry forwards are set to expire beginning in fiscal 2030.
The Company generally no longer considers fiscal year earnings of non-U.S. consolidated subsidiaries (other than China) indefinitely reinvested after 2023, in the case of Taiwan, and after 2017, in the case of all other subsidiaries, and has recorded the estimated incremental foreign withholding taxes (net of available foreign tax credits) and state income taxes payable assuming a hypothetical repatriation to the U.S. The Company considers undistributed earnings of certain non-U.S. consolidated subsidiaries, which totaled $3,135, to be indefinitely reinvested and has not provided for withholding or state taxes.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2024 and 2023 is as follows:

	2024	2023
Gross unrecognized tax benefit at beginning of year	$16	$16
Gross increases—current year tax positions	3	1
Gross increases—tax positions in prior years	64	11
Gross decreases—tax positions in prior years	—	(11)
Lapse of statute of limitations	(2)	(1)
Gross unrecognized tax benefit at end of year	$81	$16

The gross unrecognized tax benefit includes tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. At the end of 2024 and 2023, these amounts were immaterial. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. The total amount of such unrecognized tax benefits that if recognized would favorably affect the effective income tax rate in future periods is $79 and $14 at the end of 2024 and 2023.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties recognized during 2024 and 2023, and accrued at the end of each respective period were immaterial.
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

	2024	2023	2022
Net income attributable to Costco	$7,367	$6,292	$5,844
Weighted average basic shares	443,914	443,854	443,651
RSUs	845	598	1,106
Weighted average diluted shares	444,759	444,452	444,757
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the dilutive effect of RSUs using the treasury stock method.
Note 10—Commitments and Contingencies
Legal Proceedings
The Company is involved in many claims, proceedings and litigations arising from its business and property ownership. In accordance with accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be actual losses in excess of amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. The Company has recorded immaterial accruals with respect to certain matters described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but monitors for developments that make the contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: the remedies or penalties sought are indeterminate or unspecified; the legal and/or factual theories are not well developed; and/or the matters involve complex or novel legal theories or a large number of parties.
In November 2023, a former employee filed a class action against the Company alleging claims under California law for failure to pay minimum wage, failure to pay overtime, failure to provide meal and rest breaks, failure to provide accurate wage statements, failure to reimburse expenses, failure to pay wages when due, and failure to pay sick pay. Martin Reyes v. Costco Wholesale Corporation, Sacramento County Superior Court (Case No. 23cv011351), removed to federal court, Case No. 2:24-cv-00300 (E.D. Cal.). A second amended complaint was filed, which the Company has moved to dismiss. In January 2024, the same plaintiff filed a related Private Attorneys General Act (PAGA) representative action, seeking civil penalties and asserting the same alleged underlying Labor Code violations and an additional suitable seating claim. In May 2024, the plaintiff filed an amended PAGA complaint; the Company has denied the material allegations of the complaint and filed a motion to stay the action.
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
In May 2022, an employee filed an action under PAGA against the Company, alleging claims under the California Labor Code regarding the payment of wages, meal and rest periods, the timeliness of wages and final wages, wage statements, accurate records and business expenses. Gonzalez v. Costco Wholesale Corp. (Case No. 22AHCV00255; Los Angeles Superior Court). The Company filed an answer denying the allegations. On October 31, 2023, a settlement was reached for an immaterial amount. Preliminary approval of the settlement was given in July, and a hearing for final approval has been set for October.
In August 2024, an employee filed an action under PAGA against the Company, alleging claims for penalties for alleged violations of the California Labor Code regarding: off-the-clock work, incorrect and untimely payment of wages, meal and rest periods, reimbursement of expenses, non-compliant wage statements, payment of final wages, incorrect rates for sick pay, meal and rest premiums and vacation pay and reimbursement of expenses. Nader v. Costco (Case No. CV-24-006198; Stanislaus County Superior Court). The Company has not yet responded to the complaint.
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
In October 2021 the Company received a notice that the Quebec Health Insurance Board had commenced an inquiry to determine whether the Company had given or received improper payments for drugs that are covered by the province's prescription drug program from drug wholesalers, generic drug manufacturers or the independent pharmacist who owns and operates the pharmacies located in the Company's Quebec locations. The inquiry covers a period beginning January 1, 2017. In August 2024 the Board made a demand of an immaterial amount.
The Company is a named defendant in four bodily injury actions relating to its sale of Real Water, an alkalized water previously sold at the Company and other retailers. Kaveh et al. v. Costco Wholesale Corp. et al., Case No. A23-864391-B, District Court, Clark County, NV Wei, et al. v. Costco Wholesale Corp. et al. Case No. A-22-856147-B, District Court, Clark County, NV Henry et al. v. Costco Wholesale Corp. et al., Case No. A21844176-B, District Court, Clark County, NV Lampman et al. vs. Costco Wholesale Corp. et al. Case No. A-23-868638-C, District Court, Clark County, NV. The plaintiffs allegedly sustained liver or other bodily damage as a result of consuming the product, and seek compensatory and punitive damages from all defendants, which include the manufacturer, distributors, testing equipment makers and retailers. The Kaveh case is set for trial on March 17, 2025. Wei and Henry have been consolidated with Brown. et al., vs. AffinityLifestyles.com, Inc., et al., Case No. A-21-831776-B, District Court, Clark County, NV. The Company is not a named defendant in Brown. Wei/Henry/Brown is set for trial starting October 7, 2024.
Between September 25, 2023, and October 31, 2023, five class action suits were filed against the Company alleging various privacy law violations stemming from pixel trackers on Costco.com: Birdwell v. Costco Wholesale Corp., Case No. T23-1405, Contra Costa County Superior Court; and Scott v. Costco Wholesale Corp., Case No. 2:23-cv-08808 (C.D. Cal.), now consolidated with R.S. v. Costco Wholesale Corp., Case No. 2:23-cv-01628 (W.D. Wash.); Groves, et ano. v. Costco Wholesale Corp., Case No. 2:23-cv-01662 (W.D. Wash.), and Castillo v. Costco Wholesale Corp., under Case No. 2:34-cv-01548 (W.D. Wash.). The Castillo plaintiffs filed a consolidated complaint on January 26, 2024, which seeks damages, equitable relief and attorneys’ fees under various statutes, including the Washington Consumer Protection Act, Washington Privacy Act, Washington Uniform Health Care Information Act, Electronic Communications Privacy Act, California Invasion of Privacy Act, and California Confidentiality of Medical Information Act. The consolidated complaint also alleges breach of implied contract, invasion of privacy, conversion, and unjust enrichment. The Company filed a motion to dismiss the Castillo complaint on March 11, 2024. In Birdwell, the Company filed a motion to dismiss and demurrer on January 22, 2024. On May 5, 2024, the Birdwell Court granted the demurrer with leave to amend and requested additional briefing on whether the case should be stayed in favor of Castillo. On May 16, 2024, the parties stipulated to stay Birdwell pending resolution of Castillo. On January 2, and August 22, 2024, the Company received related civil investigative demands from the Washington Attorney General's Office. On January 3, 2024, the Company received a related pre-litigation letter from the Los Angeles Office of the County Counsel. The Company is in the process of responding to both agencies.

On June 20, 2024, a class action lawsuit was filed against the Company and Nice-Pak Products, Inc., alleging that Kirkland Signature Fragrance Free Baby Wipes contain 3.7 parts per billion of per-and polyfluoroalkyl substances. The complaint alleges that the label claim that the wipes are “made with naturally derived ingredients” thus violates various state consumer protection and false advertising laws. The complaint seeks unspecified damages, including punitive damages, as well as equitable relief and attorneys’ fees and costs. The defendants filed a motion to dismiss on August 9, 2024. Bullard, et ano., v. Costco Wholesale Corp., et ano., No. 3:24-cv-03714 (N.D. Cal.).
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
The following table provides information for the Company's reportable segments:

	United States	Canada	Other International	Total
2024
Total revenue	$184,143	$34,874	$35,436	$254,453
Operating income	6,217	1,648	1,420	9,285
Depreciation and amortization	1,730	192	315	2,237
Additions to property and equipment	3,725	351	634	4,710
Property and equipment, net	20,638	2,602	5,792	29,032
Total assets	48,816	6,915	14,100	69,831
2023
Total revenue	$176,630	$33,056	$32,604	$242,290
Operating income	5,392	1,448	1,274	8,114
Depreciation and amortization	1,599	183	295	2,077
Additions to property and equipment	3,288	281	754	4,323
Property and equipment, net	18,760	2,443	5,481	26,684
Total assets	49,189	6,420	13,385	68,994
2022
Total revenue	$165,294	$31,675	$29,985	$226,954
Operating income	5,268	1,346	1,179	7,793
Depreciation and amortization	1,436	180	284	1,900
Additions to property and equipment	2,795	388	708	3,891
Property and equipment, net	17,205	2,459	4,982	24,646
Total assets	44,904	6,558	12,704	64,166
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce sites and business centers have been allocated to the applicable merchandise categories:

	2024	2023	2022
Foods and Sundries	$101,463	$96,175	$85,629
Non-Foods	63,973	60,865	61,100
Fresh Foods	34,220	31,977	29,527
Warehouse Ancillary and Other Businesses	49,969	48,693	46,474
Total net sales	$249,625	$237,710	$222,730

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 1, 2024, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 1, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 1, 2024. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information
During the fiscal quarter ended September 1, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors” and “Committees of the Board” in Costco’s Proxy Statement for its 2025 annual meeting of shareholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”). We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
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
(b)Exhibits: The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		9/20/2024

4.1
First Supplemental Indenture between Costco Wholesale Corporation and U.S. Bank National Association, as Trustee, dated as of March 20, 2002 (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Current Report on the Form 8-K filed on March 25, 2002)
			8-K		3/25/2002

4.2	Form of 1.375% Senior Notes due June 20, 2027		8-K		4/17/2020

4.3	Form of 1.600% Senior Notes due April 20, 2030		8-K		4/17/2020

4.4	Form of 1.750% Senior Notes due April 20, 2032		8-K		4/17/2020

4.5	Form of 2.300% Senior Notes due May 18, 2022		8-K		5/16/2017

4.6	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

4.7	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

4.8	Description of Common Stock		10-K	8/28/2022	10/5/2022

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.2*	2019 Incentive Plan		DEF 14		12/17/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date

10.3*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

10.3.1*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee		10-Q	11/24/2019	12/23/2019

10.3.2*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - Non-U.S. Employee		10-Q	11/24/2019	12/23/2019

10.3.3*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/24/2019	12/23/2019

10.3.4*	2019 Stock Incentive Plan Letter Agreement for 2020 Performance-Based Restricted Stock Units-Executive		10-Q	11/24/2019	12/23/2019

10.4*	Fiscal 2024 Executive Bonus Plan		8-K		11/24/2023

10.5*	Executive Employment Agreement, effective January 1, 2017, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/2016	12/16/2016

10.5.1*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2019, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/25/2018	12/20/2018

10.5.2*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2020, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/24/2019	12/23/2019

10.5.3*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2021, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/22/2020	12/16/2020

10.5.4*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2022, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/21/2021	12/22/2021

10.5.5*	Extension of the Term of the Executive Employment Agreement, effective January 1, 2023, between W. Craig Jelinek and Costco Wholesale Corporation		10-Q	11/20/2022	12/29/2022

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date

10.6	Form of Indemnification Agreement		14A		12/13/1999

10.7*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.8**	Citibank, N.A. Co-Branded Credit Card Agreement		10-Q/A	5/10/2015	8/31/2015

10.8.1**	First Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/22/2015	12/17/2015

10.8.2**	Second Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2016	3/9/2016

10.8.3**	Third Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	8/28/2016	10/12/2016

10.8.4**	Fourth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/18/2018	3/15/2018

10.8.5**	Fifth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/17/2019	3/13/2019

10.8.6#	Sixth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	9/1/2019	10/11/2019

10.8.7	Seventh Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/14/2021	3/10/2021

10.8.8	Eighth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/13/2022	3/10/2022

10.8.9	Ninth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/20/2022	12/29/2022

10.8.10	Tenth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	11/20/2022	12/29/2022

10.8.11	Eleventh Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-Q	2/12/2023	3/9/2023

10.8.12#	Twelfth Amendment to Citi, N.A. Co-Branded Credit Card Agreement		10-K	9/3/2023	10/11/2023

10.9*	Executive Employment Agreement effective January 1, 2024, between Ron Vachris and Costco Wholesale Corporation		10-Q	11/26/2023	12/20/2023

19.1	Insider Trading Policy	x

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
97.1	Costco Wholesale Corporation Incentive Compensation Clawback Policy	x

31.1	Rule 13a – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
 _____________________
* Management contract, compensatory plan or arrangement.
** Portions of this exhibit have been omitted under a confidential treatment order issued by the Securities and Exchange Commission.
# Certain information in this exhibit has been omitted because it is (i) immaterial and (ii) customarily and actually treated by the registrant as private or confidential.
(c)Financial Statement Schedules—None.
Item 16—Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 8, 2024

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ GARY MILLERCHIP
Gary Millerchip Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
October 8, 2024

By	/s/ RON M. VACHRIS	By	/s/ HAMILTON E. JAMES
	Ron M. Vachris Chief Executive Officer, President and Director		Hamilton E. James Chairman of the Board

By	/s/ GARY MILLERCHIP	By	/s/ DANIEL M. HINES
	Gary Millerchip Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Daniel M. Hines Senior Vice President and Corporate Controller (Principal Accounting Officer)

By	/s/ SUSAN L. DECKER	By	/s/ KENNETH D. DENMAN
	Susan L. Decker Director		Kenneth D. Denman Director

By	/s/ HELENA B. FOULKES	By	/s/ RICHARD A. GALANTI
	Helena B. Foulkes Director		Richard A. Galanti Executive Vice President and Director

By	/s/ W. CRAIG JELINEK	By	/s/ SALLY JEWELL
	W. Craig Jelinek Director		Sally Jewell Director

By	/s/ JEFFREY S. RAIKES	By	/s/ JOHN W. STANTON
	Jeffrey S. Raikes Director		John W. Stanton Director

By	/s/ MARY (MAGGIE) A. WILDEROTTER
Mary (Maggie) A. Wilderotter Director