Form 10-Q
period 2024-11-24
COSTCO WHOLESALE CORP /NEW
filed 2024-12-19
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2024
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

The number of shares outstanding of the issuer's common stock as of December 11, 2024, was 443,898,870.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended
	November 24, 2024	November 26, 2023
REVENUE
Net sales	$60,985	$56,717
Membership fees	1,166	1,082
Total revenue	62,151	57,799
OPERATING EXPENSES
Merchandise costs	54,109	50,457
Selling, general and administrative	5,846	5,358
Operating income	2,196	1,984
OTHER INCOME (EXPENSE)
Interest expense	(37)	(38)
Interest income and other, net	147	160
INCOME BEFORE INCOME TAXES	2,306	2,106
Provision for income taxes	508	517
NET INCOME	$1,798	$1,589
NET INCOME PER COMMON SHARE:
Basic	$4.05	$3.58
Diluted	$4.04	$3.58
Shares used in calculation (000s):
Basic	443,988	443,827
Diluted	444,891	444,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 24, 2024	November 26, 2023
NET INCOME	$1,798	$1,589
Foreign-currency translation adjustment and other, net	(324)	(38)
COMPREHENSIVE INCOME	$1,474	$1,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	November 24, 2024	September 1, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,907	$9,906
Short-term investments	920	1,238
Receivables, net	2,963	2,721
Merchandise inventories	20,979	18,647
Other current assets	1,754	1,734
Total current assets	37,523	34,246
OTHER ASSETS
Property and equipment, net	29,336	29,032
Operating lease right-of-use assets	2,539	2,617
Other long-term assets	3,988	3,936
TOTAL ASSETS	$73,386	$69,831
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$21,793	$19,421
Accrued salaries and benefits	4,785	4,794
Accrued member rewards	2,444	2,435
Deferred membership fees	2,683	2,501
Other current liabilities	6,584	6,313
Total current liabilities	38,289	35,464
OTHER LIABILITIES
Long-term debt, excluding current portion	5,745	5,794
Long-term operating lease liabilities	2,288	2,375
Other long-term liabilities	2,613	2,576
TOTAL LIABILITIES	48,935	46,209
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,942,000 and 443,126,000 shares issued and outstanding	2	2
Additional paid-in capital	7,901	7,829
Accumulated other comprehensive loss	(2,152)	(1,828)
Retained earnings	18,700	17,619
TOTAL EQUITY	24,451	23,622
TOTAL LIABILITIES AND EQUITY	$73,386	$69,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended November 24, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2024	443,126	$2	$7,829	$(1,828)	$17,619	$23,622
Net income	—	—	—	—	1,798	1,798
Foreign-currency translation adjustment and other, net	—	—	—	(324)	—	(324)
Stock-based compensation	—	—	465	—	—	465
Release of vested restricted stock units (RSUs), including tax effects	1,046	—	(389)	—	—	(389)
Repurchases of common stock	(230)	—	(4)	—	(202)	(206)
Cash dividend declared	—	—	—	—	(515)	(515)
BALANCE AT NOVEMBER 24, 2024	443,942	$2	$7,901	$(2,152)	$18,700	$24,451

	12 Weeks Ended November 26, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 3, 2023	442,793	$2	$7,340	$(1,805)	$19,521	$25,058
Net income	—	—	—	—	1,589	1,589
Foreign-currency translation adjustment and other, net	—	—	—	(38)	—	(38)
Stock-based compensation	—	—	446	—	—	446
Release of vested RSUs, including tax effects	1,282	—	(292)	—	—	(292)
Repurchases of common stock	(288)	—	(5)	—	(157)	(162)
Cash dividend declared and other	—	—	—	—	(454)	(454)
BALANCE AT NOVEMBER 26, 2023	443,787	$2	$7,489	$(1,843)	$20,499	$26,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 24, 2024	November 26, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,798	$1,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	548	501
Non-cash lease expense	72	74
Stock-based compensation	463	444
Other non-cash operating activities, net	(72)	43
Changes in operating assets and liabilities:
Merchandise inventories	(2,541)	(1,384)
Accounts payable	2,601	2,854
Other operating assets and liabilities, net	391	530
Net cash provided by operating activities	3,260	4,651
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(247)	(200)
Maturities of short-term investments	541	878
Additions to property and equipment	(1,264)	(1,040)
Other investing activities, net	(15)	(4)
Net cash used in investing activities	(985)	(366)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(194)	(173)
Proceeds from short-term borrowings	133	144
Proceeds from issuance of long-term debt	—	498
Tax withholdings on stock-based awards	(389)	(292)
Repurchases of common stock	(207)	(162)
Cash dividend payments	(515)	(905)
Financing lease payments and other financing activities, net	(21)	(84)
Net cash used in financing activities	(1,193)	(974)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(81)	—
Net change in cash and cash equivalents	1,001	3,311
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	9,906	13,700
CASH AND CASH EQUIVALENTS END OF PERIOD	$10,907	$17,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first 12 weeks of the year for:
Interest	$44	$52
Income taxes, net	$401	$210
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Financing lease assets obtained in exchange for new or modified leases	$111	$29
Operating lease assets obtained in exchange for new or modified leases	$15	$18
Capital expenditures included in liabilities	$204	$203
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 24, 2024, Costco operated 896 warehouses worldwide: 616 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 109 in Canada, 41 in Mexico, 36 in Japan, 29 in the United Kingdom (U.K.), 19 in Korea, 15 in Australia,14 in Taiwan, seven in China, five in Spain, two in France, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce sites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco and its wholly-owned subsidiaries. All material inter-company transactions among the Company and its consolidated subsidiaries have been eliminated in consolidation.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 1, 2024.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2025 is a 52-week year ending on August 31, 2025. References to the first quarter of 2025 and 2024 relate to the 12-week fiscal quarters ended November 24, 2024, and November 26, 2023.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect; the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Actual results could differ from those estimates and assumptions.
Reclassification
Reclassifications were made to the condensed consolidated balance sheet and statement of cash flows for the first quarter of fiscal 2024 to conform with current year presentation.

Recent Accounting Pronouncements Not Yet Adopted By The Company
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
In December 2023, the FASB issued ASU 2023-09, which requires public business entities on an annual basis to disclose specific categories in the income-tax rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and disclose certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.
In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosures of certain costs and expenses on the income statement on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.
The Company is evaluating these standards.
Note 2—Investments
The Company's investments were as follows:

November 24, 2024:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$702	$(11)	$691
Held-to-maturity:
Certificates of deposit	229	—	229
Total short-term investments	$931	$(11)	$920

September 1, 2024:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$689	$(1)	$688
Held-to-maturity:
Certificates of deposit	550	—	550
Total short-term investments	$1,239	$(1)	$1,238
Gross unrealized holding gains and losses on available-for-sale securities were not material for the periods ended November 24, 2024, or September 1, 2024. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first quarter of 2025 or 2024.

The maturities of available-for-sale and held-to-maturity securities at November 24, 2024, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$132	$132	$229
Due after one year through five years	414	408	—
Due after five years	156	151	—
Total	$702	$691	$229
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the level within the hierarchy reflecting the valuation techniques utilized.

	Level 2
	November 24, 2024	September 1, 2024
Investment in government and agency securities	$691	$688
Forward foreign-exchange contracts, in asset position(1)	21	1
Forward foreign-exchange contracts, in (liability) position(1)	(2)	(28)
Total	$710	$661
 _______________
(1) The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
On November 24, 2024, and September 1, 2024, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first quarter of 2025 or 2024.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first quarter of 2025 and no material fair value adjustments in 2024.

Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	November 24, 2024	September 1, 2024
3.000% Senior Notes due May 2027	$1,000	$1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	863	919
Total long-term debt	5,863	5,919
Less unamortized debt discounts and issuance costs	21	22
Less current portion(1)	97	103
Long-term debt, excluding current portion	$5,745	$5,794
 _______________
(1) Net of unamortized debt discounts and issuance costs.
The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $5,273 and $5,412 at November 24, 2024, and September 1, 2024.
Note 5—Equity
Dividends
A quarterly cash dividend of $1.16 per share was declared on October 16, 2024, and paid on November 15, 2024. The dividend was $1.02 per share in the first quarter of 2024.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. At November 24, 2024, the remaining amount available under the program was $2,659. The following table summarizes the repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
First quarter of 2025	230	$899.23	$206

First quarter of 2024	288	$564.06	$162
These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

Note 6—Stock-Based Compensation
The 2019 Incentive Plan authorizes the issuance of up to a maximum of 15,885,000 RSUs. To preserve the value of outstanding awards, the number of RSUs that may be granted under this Plan is subject to adjustments from changes in capital structure. The Company issues new shares of common stock upon vesting of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
At November 24, 2024, 6,195,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•2,280,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of a long-service term;
•51,000 performance-based RSUs granted to executive officers, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•70,000 performance-based RSUs granted to executive officers, subject to achievement of performance targets for 2025, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below or in the amount of unrecognized compensation cost.
The following table summarizes RSU transactions during the first quarter of 2025:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at September 1, 2024	2,799	$463.24
Granted	1,025	883.78
Vested and delivered	(1,481)	557.85
Forfeited	(12)	502.86
Outstanding at November 24, 2024	2,331	$534.69
The remaining unrecognized compensation cost related to RSUs unvested at November 24, 2024, was $1,277, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended
	November 24, 2024	November 26, 2023
Stock-based compensation expense	$463	$444
Less recognized income tax benefits	101	95
Stock-based compensation expense, net	$362	$349

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended
	November 24, 2024	November 26, 2023
Net income	$1,798	$1,589
Weighted average basic shares	443,988	443,827
RSUs	903	576
Weighted average diluted shares	444,891	444,403
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
In November 2023, a former employee filed a class action against the Company alleging claims under California law for failure to pay minimum wage, failure to pay overtime, failure to provide meal and rest breaks, failure to provide accurate wage statements, failure to reimburse expenses, failure to pay wages when due, and failure to pay sick pay. Martin Reyes v. Costco Wholesale Corporation, Sacramento County Superior Court (No. 23cv011351), removed to federal court, No. 2:24-cv-00300 (E.D. Cal.). A second amended complaint was filed, which the Company has moved to dismiss. In January 2024, the same plaintiff filed a related Private Attorneys General Act (PAGA) representative action, seeking civil penalties and asserting the same alleged underlying Labor Code violations and an additional suitable seating claim. In May 2024, the plaintiff filed an amended PAGA complaint; the Company has denied the material allegations of the complaint and filed a motion to stay the action.
In August 2024, an employee filed an action under PAGA against the Company, alleging claims for penalties for alleged violations of the California Labor Code regarding: off-the-clock work, incorrect and untimely payment of wages. Nader v. Costco (No. CV-24-006198; Stanislaus County Superior Court). An amended complaint was filed in November 2024, as to which the Company has yet to respond.

Beginning in December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are cases filed against the Company by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a third-party payor in Ohio, and a hospital in Texas, class actions filed on behalf of infants born with opioid-related medical conditions in 40 states, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 43 states and American Samoa. Claims against the Company filed in federal court outside the MDL by one county in Georgia are pending, and claims filed by certain cities and counties in New York are pending in state court, as are claims by certain county district attorneys in Pennsylvania. Claims against the Company in state courts in New Jersey, Oklahoma, Utah, and Arizona have been dismissed. Claims against the Company in federal court in Georgia and Florida have been dismissed. The Company is defending all of the pending matters.
Between September 25 and October 31, 2023, five class action suits were filed against the Company alleging privacy law violations stemming from pixel trackers on Costco.com: Birdwell v. Costco Wholesale Corp., No. T23-1405, Contra Costa County Superior Court; and Scott v. Costco Wholesale Corp., No. 2:23-cv-08808 (C.D. Cal.), now consolidated with R.S. v. Costco Wholesale Corp., No. 2:23-cv-01628 (W.D. Wash.); Groves, et ano., v. Costco Wholesale Corp., No. 2:23-cv-01662 (W.D. Wash.), and Castillo v. Costco Wholesale Corp., under No. 2:34-cv-01548 (W.D. Wash.). The Castillo plaintiffs filed a consolidated complaint on January 26, 2024, which seeks damages, equitable relief and attorneys’ fees under various statutes, including the Washington Consumer Protection Act, Washington Privacy Act, Washington Uniform Health Care Information Act, Electronic Communications Privacy Act, California Invasion of Privacy Act, and California Confidentiality of Medical Information Act. The consolidated complaint also alleges breach of implied contract, invasion of privacy, conversion, and unjust enrichment. The Company filed a motion to dismiss the Castillo complaint on March 11, 2024. In November 2024 the court denied the motion to dismiss in substantial part. On May 16, 2024, the parties stipulated to stay Birdwell pending resolution of Castillo. On January 2, and August 22, 2024, the Company received related civil investigative demands from the Washington Attorney General's Office. On January 3, 2024, the Company received a related pre-litigation letter from the Los Angeles Office of the County Counsel. The Company is in the process of responding to both agencies.
On June 20, 2024, a class-action lawsuit was filed against the Company and Nice-Pak Products, Inc., alleging that Kirkland Signature Fragrance Free Baby Wipes contain 3.7 parts per billion of per-and polyfluoroalkyl substances. The complaint alleges that the label claim that the wipes are "made with naturally derived ingredients" thus violates various state consumer protection and false advertising laws. The complaint seeks unspecified damages, including punitive damages, as well as equitable relief and attorneys' fees and costs. The defendants filed a motion to dismiss on August 9, 2024. Bullard, et ano., v. Costco Wholesale Corp., et ano., No. 3:24-cv-03714 (N.D. Cal.).
The Company has been served in over seventy product liability cases in California and Oregon related to its alleged sale of artificial and natural stone countertops. These lawsuits allege strict liability, negligence, breach of warranty, fraud, and failure to warn claims on the grounds that the fabricators and cutters of the stone slabs used to fabricate countertops offered for sale by Costco are exposed to silica particulates in the air while performing such work, allegedly causing lung diseases, including, but not limited to, silicosis. The defendants in these cases include the manufacturers, distributors, and retailers. The Company has denied all claims, has filed cross-claims pertaining to indemnity and contribution, and otherwise sought indemnity from responsible parties.
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
Note 9—Segment Reporting
The Company is principally engaged in the operation of membership warehouses through wholly owned subsidiaries in the U.S., Canada, Mexico, Japan, the U.K., Korea, Australia, Taiwan, China, Spain, France, Iceland, New Zealand, and Sweden. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which consider geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended September 1, 2024, and Note 1 above. Inter-segment net sales and expenses have been eliminated in calculating total revenue and operating income.
The following table provides information for the Company's reportable segments:

	United States	Canada	Other International	Total
12 Weeks Ended November 24, 2024
Total revenue	$45,088	$8,404	$8,659	$62,151
Operating income	1,498	362	336	2,196
12 Weeks Ended November 26, 2023
Total revenue	$41,833	$7,901	$8,065	$57,799
Operating income	1,358	325	301	1,984
52 Weeks Ended September 1, 2024
Total revenue	$184,143	$34,874	$35,436	$254,453
Operating income	6,217	1,648	1,420	9,285
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce sites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended
	November 24, 2024	November 26, 2023
Foods and Sundries	$25,062	$23,024
Non-Foods	16,171	14,766
Fresh Foods	8,218	7,328
Warehouse Ancillary and Other Businesses	11,534	11,599
Total net sales	$60,985	$56,717

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, percentages and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, investments in technology, strategic direction, expense controls, membership renewal rates, shopping frequency, litigation, attainment of sustainability goals, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, inflation or deflation, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health-care costs and wages), workforce interruptions, energy and certain commodities, geopolitical conditions (including tariffs), the ability to maintain effective internal control over financial reporting, regulatory and other impacts related to environmental and social matters, public-health related factors, and other risks identified from time to time in the Company's public statements and reports filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update these statements, except as required by law.
OVERVIEW
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q), as well as our consolidated financial statements, the accompanying Notes to Financial Statements, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2024 Form 10-K, filed with the United States Securities and Exchange Commission on October 9, 2024.
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
Government actions in various countries relating to tariffs, particularly China and the United States, affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Higher tariffs could adversely impact our results.
We also achieve net sales growth by opening new warehouses. As our warehouse base grows, available and desirable sites become more difficult to secure, and square footage growth becomes a comparatively less substantial component of growth. Negative aspects of such growth include lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets. Our rate of square footage growth is generally higher in many of our foreign markets, due to the smaller base in those markets, and we expect that to continue.

The membership format is an integral part of our business and profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of Executive memberships, and sustain high renewal rates materially influences our profitability. Our paid-membership growth rate may be adversely impacted when warehouse openings occur in existing markets as compared to new markets. Our worldwide renewal rate may be adversely impacted by memberships in newer international markets and a higher penetration of memberships sold online, both of which typically renew at a lower rate.
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
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars. This impact is calculated based on the difference between the current and prior period's exchange rates. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current and prior period's average price per gallon. Results expressed excluding the impacts of foreign exchange and gasoline prices are intended as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP and should be reviewed in conjunction with results reported in accordance with U.S. GAAP.
Our fiscal year ends on the Sunday closest to August 31. References to the first quarter of 2025 and 2024 relate to the 12-week fiscal quarters ended November 24, 2024, and November 26, 2023. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for the first quarter of 2025 versus 2024 include:
•Net sales increased 8% to $60,985, driven by an increase in comparable sales and sales at 26 net new warehouses opened since the end of the first quarter of 2024;
•Membership fee revenue increased 8% to $1,166, driven by new member sign-ups and upgrades to Executive Membership;
•Gross margin percentage increased 24 basis points; seven basis points excluding the impact of gasoline price deflation on net sales;
•SG&A expenses as a percentage of net sales increased 14 basis points and was flat excluding the impact of gasoline price deflation;
•The provision for income taxes was positively impacted by a benefit related to stock compensation of $100, $0.22 per diluted share, compared to $44, $0.10 per diluted share, in 2024;
•Net income was $1,798, $4.04 per diluted share, compared to $1,589, $3.58 per diluted share in 2024; and
•A quarterly cash dividend of $1.16 per share was declared on October 16, 2024, and paid on November 15, 2024.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 24, 2024	November 26, 2023
Net Sales	$60,985	$56,717
Increases in net sales:
U.S.	8%	4%
Canada	6%	7%
Other International	7%	16%
Total Company	8%	6%
Increases in comparable sales(1):
U.S.	5%	2%
Canada	6%	6%
Other International	5%	11%
Total Company	5%	4%
E-commerce	13%	6%
Increases in comparable sales excluding the impact of changes in foreign-currency and gasoline prices(1):
U.S.	7%	3%
Canada	7%	8%
Other International	7%	7%
Total Company	7%	4%
E-commerce	13%	6%
_______________
(1) Comparable sales for the first quarter of 2024 were calculated using comparable retail weeks.
Net Sales
Net sales increased $4,268 or 8% during the first quarter of 2025. The improvement was attributable to an increase in comparable sales and sales at the 26 net new warehouses opened since the end of the first quarter of 2024. Sales increased $4,333 or 10% in core merchandise categories during the first quarter of 2025. Sales in warehouse ancillary and other businesses decreased less than 1% during the first quarter of 2025, due to lower gasoline prices, partially offset by pharmacy and all other warehouse ancillary businesses. Lower gasoline prices negatively impacted net sales by $908, 160 basis points, compared to 2024, with a 12% decrease in the average price per gallon. The volume of gasoline sold increased approximately 1%. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $164, 29 basis points, attributable to our Other International and Canadian operations.
Comparable Sales
Comparable sales increased 5% in the first quarter of 2025 and were positively impacted by increased shopping frequency and a slightly higher average ticket.

Membership Fees

	12 Weeks Ended
	November 24, 2024	November 26, 2023
Membership fees	$1,166	$1,082
Membership fees increase	8%	8%
Total paid members (000s)	77,400	72,000
Total cardholders (000s)	138,800	129,500
Membership fee revenue increased 8% in the first quarter of 2025, driven by new member sign-ups and upgrades to Executive Membership. At the end of the first quarter of 2025, our renewal rates were 92.8% in the U.S. and Canada and 90.4% worldwide. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
As previously reported, we increased our annual membership fees in the U.S. and Canada, effective September 1, 2024. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. Due to this deferral, the increases had an immaterial impact in the first quarter of 2025.
Gross Margin

	12 Weeks Ended
	November 24, 2024	November 26, 2023
Net sales	$60,985	$56,717
Less merchandise costs	54,109	50,457
Gross margin	$6,876	$6,260
Gross margin percentage	11.28%	11.04%
Quarterly Results
Gross margin percentage increased 24 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 11.11%, an increase of seven basis points. This increase was positively impacted by: 17 basis points in our core merchandise categories, primarily due to sales mix and our co-branded credit card program, and six basis points related to 2% rewards. This increase was partially offset by 16 basis points due to warehouse ancillary and other businesses, primarily gasoline, partially offset by e-commerce.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased three basis points. The increase was primarily due to fresh foods, partially offset by non-foods. This measure eliminates the impact of changes in sales penetration and gross margin from our warehouse ancillary and other businesses.
Gross margin percentage on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in all segments. Our U.S. segment performed similarly to the consolidated results above. Our Canadian and Other International segment's gross margin percentage increased, primarily due to increases in core merchandise categories, partially offset by increased 2% rewards.

Selling, General and Administrative Expenses

	12 Weeks Ended
	November 24, 2024	November 26, 2023
SG&A expenses	$5,846	$5,358
SG&A expenses as a percentage of net sales	9.59%	9.45%
Quarterly Results
SG&A expenses as a percentage of net sales increased 14 basis points. Excluding the impact of gasoline price deflation that measure was flat. The comparison to last year was favorably impacted by four basis points due to lower preopening costs and three basis points due to stock compensation expense. SG&A was negatively impacted by four basis points due to warehouse operations and other businesses, which included the impact of the wage increase in July 2024, partially offset by sales leverage and improved productivity. Central operating costs were also higher by three basis points. SG&A expenses as a percentage of net sales were lower in our U.S. segment and higher in our Canadian and Other International segments.
Interest Expense

	12 Weeks Ended
	November 24, 2024	November 26, 2023
Interest expense	$37	$38
Interest expense is primarily related to Senior Notes and financing leases.
Interest Income and Other, Net

	12 Weeks Ended
	November 24, 2024	November 26, 2023
Interest income	$96	$154
Foreign-currency transaction gains, net	43	3
Other, net	8	3
Interest income and other, net	$147	$160
The decrease in interest income in the first quarter was due to lower average cash and investment balances, following the special dividend in January 2024, and lower interest rates. Foreign-currency transaction gains, net, include mark-to-market adjustments for forward foreign-exchange contracts and revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 1, 2024.
Provision for Income Taxes

	12 Weeks Ended
	November 24, 2024	November 26, 2023
Provision for income taxes	$508	$517
Effective tax rate	22.0%	24.5%
The effective tax rate for the first quarter of 2025 and 2024 was favorably impacted by discrete tax benefits of $100 and $44 of excess tax benefits related to stock compensation.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 24, 2024	November 26, 2023
Net cash provided by operating activities	$3,260	$4,651
Net cash used in investing activities	(985)	(366)
Net cash used in financing activities	(1,193)	(974)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $11,827 and $11,144 at November 24, 2024, and September 1, 2024. Of these balances, unsettled credit and debit card receivables represented approximately $2,789 and $2,519 at November 24, 2024, and September 1, 2024. These receivables generally settle within four days.
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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $3,260 in the first quarter of 2025, compared to $4,651 in the first quarter of 2024. The decrease in net cash provided by operating activities was due to an increase in our net investment in merchandise inventories. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including wages and employee benefits, utilities, credit and debit card processing fees, and operating leases. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, payment terms with suppliers, early payments to obtain discounts, and the shift in timing of the seasonal holiday to the second quarter of 2025.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $985 in the first quarter of 2025, compared to $366 in the first quarter of 2024, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses, information systems and manufacturing and distribution facilities. In the first quarter of 2025, we spent $1,264 on capital expenditures, and it is our current intention to spend a total of approximately $5,000 during fiscal 2025. These expenditures are expected to be financed with cash from operations, cash and cash equivalents, and short-term investments. We opened seven new warehouses, including one relocation, in the first quarter of 2025 and plan to open 22 additional new warehouses, including two relocations, in the remainder of fiscal 2025. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,193 in the first quarter of 2025, compared to $974 in the first quarter of 2024. Cash flow used in financing activities during the first quarter of 2025 was primarily related to the payment of dividends, withholding taxes on stock-based awards, repurchases of common stock, and repayments of short-term borrowings. Cash flow provided by financing activities included proceeds from short-term borrowings.
Dividends
A quarterly cash dividend of $1.16 per share was declared on October 16, 2024, and paid on November 15, 2024.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During the first quarter of 2025 and 2024, we repurchased 230,000 and 288,000 shares of common stock, at an average price per share of $899.23 and $564.06, totaling approximately $206 and $162. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $2,659 at the end of the first quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At November 24, 2024, we had borrowing capacity under these facilities of $1,184. Our international operations maintain $689 of this capacity under bank credit facilities, of which $159 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the consolidated balance sheets, were immaterial at the end of the first quarter of 2025 and at the end of fiscal 2024.
We have letter of credit facilities, for commercial and standby letters of credit, totaling $222. The outstanding commitments under these facilities at the end of the first quarter of 2025 totaled $202, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended September 1, 2024. There have been no material changes to the critical accounting estimates previously disclosed in that Report.

Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 3—Quantitative and Qualitative Disclosures about Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign-currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended September 1, 2024.
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of November 24, 2024, and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
See discussion of Legal Proceedings in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended September 1, 2024. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase activity for the first quarter of 2025 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
September 2, 2024 — September 29, 2024	74,000	$897.54	74,000	$2,799
September 30, 2024 — October 27, 2024	79,000	888.35	79,000	2,729
October 28, 2024 — November 24, 2024	77,000	912.04	77,000	2,659
Total first quarter	230,000	$899.23	230,000
 _______________
(1) Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		9/20/2024

10.1*	Fiscal 2025 Executive Bonus Plan		8-K		11/7/2024

10.2*	Executive Employment Agreement effective January 1, 2025, between Ron Vachris and Costco Wholesale Corporation	x

10.3#	Thirteenth Amendment to Citi, N.A. Co-Branded Credit Card Agreement	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
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

COSTCO WHOLESALE CORPORATION (Registrant)

December 18, 2024	By	/s/ RON M. VACHRIS
Date		Ron M. Vachris
Chief Executive Officer, President and Director

December 18, 2024	By	/s/ GARY MILLERCHIP
Date		Gary Millerchip
Executive Vice President and Chief Financial Officer