Form 10-Q
period 2025-02-16
COSTCO WHOLESALE CORP /NEW
filed 2025-03-13
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 16, 2025
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

The number of shares outstanding of the issuer's common stock as of March 5, 2025, was 443,683,357.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
REVENUE
Net sales	$62,530	$57,331	$123,515	$114,048
Membership fees	1,193	1,111	2,359	2,193
Total revenue	63,723	58,442	125,874	116,241
OPERATING EXPENSES
Merchandise costs	55,744	51,140	109,853	101,597
Selling, general and administrative	5,663	5,240	11,509	10,598
Operating income	2,316	2,062	4,512	4,046
OTHER INCOME (EXPENSE)
Interest expense	(36)	(41)	(73)	(79)
Interest income and other, net	142	216	289	376
INCOME BEFORE INCOME TAXES	2,422	2,237	4,728	4,343
Provision for income taxes	634	494	1,142	1,011
NET INCOME	$1,788	$1,743	$3,586	$3,332
NET INCOME PER COMMON SHARE:
Basic	$4.03	$3.93	$8.08	$7.51
Diluted	$4.02	$3.92	$8.06	$7.49
Shares used in calculation (000s):
Basic	443,982	443,892	443,985	443,859
Diluted	444,886	444,754	444,888	444,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
NET INCOME	$1,788	$1,743	$3,586	$3,332
Foreign-currency translation adjustment and other, net	(90)	1	(414)	(37)
COMPREHENSIVE INCOME	$1,698	$1,744	$3,172	$3,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	February 16, 2025	September 1, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,356	$9,906
Short-term investments	802	1,238
Receivables, net	3,060	2,721
Merchandise inventories	18,754	18,647
Other current assets	1,925	1,734
Total current assets	36,897	34,246
OTHER ASSETS
Property and equipment, net	29,809	29,032
Operating lease right-of-use assets	2,531	2,617
Other long-term assets	3,987	3,936
TOTAL ASSETS	$73,224	$69,831
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$18,610	$19,421
Accrued salaries and benefits	5,150	4,794
Accrued member rewards	2,491	2,435
Deferred membership fees	2,824	2,501
Other current liabilities	7,924	6,313
Total current liabilities	36,999	35,464
OTHER LIABILITIES
Long-term debt, excluding current portion	5,755	5,794
Long-term operating lease liabilities	2,284	2,375
Other long-term liabilities	2,609	2,576
TOTAL LIABILITIES	47,647	46,209
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,730,000 and 443,126,000 shares issued and outstanding	2	2
Additional paid-in capital	8,047	7,829
Accumulated other comprehensive loss	(2,242)	(1,828)
Retained earnings	19,770	17,619
TOTAL EQUITY	25,577	23,622
TOTAL LIABILITIES AND EQUITY	$73,224	$69,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended February 16, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 24, 2024	443,942	$2	$7,901	$(2,152)	$18,700	$24,451
Net income	—	—	—	—	1,788	1,788
Foreign-currency translation adjustment and other, net	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	151	—	—	151
Release of vested restricted stock units (RSUs), including tax effects	1	—	(1)	—	—	(1)
Repurchases of common stock	(213)	—	(4)	—	(203)	(207)
Cash dividend declared	—	—	—	—	(515)	(515)
BALANCE AT FEBRUARY 16, 2025	443,730	$2	$8,047	$(2,242)	$19,770	$25,577

	12 Weeks Ended February 18, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 26, 2023	443,787	$2	$7,489	$(1,843)	$20,499	$26,147
Net income	—	—	—	—	1,743	1,743
Foreign-currency translation adjustment and other, net	—	—	—	1	—	1
Stock-based compensation	—	—	136	—	—	136
Release of vested RSUs, including tax effects	2	—	—	—	—	—
Repurchases of common stock	(240)	—	(5)	—	(155)	(160)
Cash dividend declared and other	—	—	—	—	(7,107)	(7,107)
BALANCE AT FEBRUARY 18, 2024	443,549	$2	$7,620	$(1,842)	$14,980	$20,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	24 Weeks Ended February 16, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2024	443,126	$2	$7,829	$(1,828)	$17,619	$23,622
Net income	—	—	—	—	3,586	3,586
Foreign-currency translation adjustment and other, net	—	—	—	(414)	—	(414)
Stock-based compensation	—	—	616	—	—	616
Release of vested RSUs, including tax effects	1,047	—	(390)	—	—	(390)
Repurchases of common stock	(443)	—	(8)	—	(405)	(413)
Cash dividend declared	—	—	—	—	(1,030)	(1,030)
BALANCE AT FEBRUARY 16, 2025	443,730	$2	$8,047	$(2,242)	$19,770	$25,577

	24 Weeks Ended February 18, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 3, 2023	442,793	$2	$7,340	$(1,805)	$19,521	$25,058
Net income	—	—	—	—	3,332	3,332
Foreign-currency translation adjustment and other, net	—	—	—	(37)	—	(37)
Stock-based compensation	—	—	582	—	—	582
Release of vested RSUs, including tax effects	1,284	—	(292)	—	—	(292)
Repurchases of common stock	(528)	—	(10)	—	(312)	(322)
Cash dividend declared and other	—	—	—	—	(7,561)	(7,561)
BALANCE AT FEBRUARY 18, 2024	443,549	$2	$7,620	$(1,842)	$14,980	$20,760
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	24 Weeks Ended
	February 16, 2025	February 18, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,586	$3,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,100	1,015
Non-cash lease expense	137	148
Stock-based compensation	614	580
Other non-cash operating activities, net	(79)	(7)
Changes in operating assets and liabilities:
Merchandise inventories	(362)	(425)
Accounts payable	(458)	4
Other operating assets and liabilities, net	1,470	735
Net cash provided by operating activities	6,008	5,382
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(345)	(719)
Maturities of short-term investments	752	1,029
Additions to property and equipment	(2,401)	(2,071)
Other investing activities, net	(13)	9
Net cash used in investing activities	(2,007)	(1,752)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(389)	(409)
Proceeds from short-term borrowings	370	383
Proceeds from issuance of long-term debt	—	498
Tax withholdings on stock-based awards	(390)	(292)
Repurchases of common stock	(412)	(322)
Cash dividend payments	(515)	(8,012)
Financing lease payments and other financing activities, net	(98)	(96)
Net cash used in financing activities	(1,434)	(8,250)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(117)	15
Net change in cash and cash equivalents	2,450	(4,605)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	9,906	13,700
CASH AND CASH EQUIVALENTS END OF PERIOD	$12,356	$9,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first half of the year for:
Interest	$55	$62
Income taxes, net	$798	$1,197
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$515	$—
Financing lease assets obtained in exchange for new or modified leases	$103	$97
Operating lease assets obtained in exchange for new or modified leases	$57	$145
Capital expenditures included in liabilities	$164	$144
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At February 16, 2025, Costco operated 897 warehouses worldwide: 617 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 109 in Canada, 41 in Mexico, 36 in Japan, 29 in the United Kingdom (U.K.), 19 in Korea, 15 in Australia, 14 in Taiwan, seven in China, five in Spain, two in France, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce sites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2025 is a 52-week year ending on August 31, 2025. References to the second quarter of 2025 and 2024 relate to the 12-week fiscal quarters ended February 16, 2025, and February 18, 2024. References to the first half of 2025 and 2024 relate to the 24 weeks ended February 16, 2025, and February 18, 2024.
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
Reclassification
Reclassifications were made to the condensed consolidated balance sheet for 2024 and to the statement of cash flows for the first half of 2024. These changes were made to conform with the current year presentation.

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
The Company is evaluating these standards.
Note 2—Investments
The Company's investments were as follows:

February 16, 2025:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$759	$(11)	$748
Held-to-maturity:
Certificates of deposit	54	—	54
Total short-term investments	$813	$(11)	$802

September 1, 2024:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$689	$(1)	$688
Held-to-maturity:
Certificates of deposit	550	—	550
Total short-term investments	$1,239	$(1)	$1,238
Gross unrealized holding gains and losses on available-for-sale securities were not material for the periods ended February 16, 2025, or September 1, 2024. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first half of 2025 or 2024.

The maturities of available-for-sale and held-to-maturity securities at February 16, 2025, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$133	$133	$54
Due after one year through five years	455	448	—
Due after five years	171	167	—
Total	$759	$748	$54
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the level within the hierarchy reflecting the valuation techniques utilized.

	Level 2
	February 16, 2025	September 1, 2024
Investment in government and agency securities	$748	$688
Forward foreign-exchange contracts, in asset position(1)	14	1
Forward foreign-exchange contracts, in (liability) position(1)	(4)	(28)
Total	$758	$661
 _______________
(1) The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
On February 16, 2025, and September 1, 2024, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first half of 2025 or 2024.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first half of 2025 and no material fair value adjustments in 2024.

Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	February 16, 2025	September 1, 2024
3.000% Senior Notes due May 2027	$1,000	$1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	872	919
Total long-term debt	5,872	5,919
Less unamortized debt discounts and issuance costs	19	22
Less current portion(1)	98	103
Long-term debt, excluding current portion	$5,755	$5,794
 _______________
(1) Net of unamortized debt discounts and issuance costs.
The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $5,312 and $5,412 at February 16, 2025, and September 1, 2024.
Note 5—Equity
Dividends
A quarterly cash dividend of $1.16 per share was declared on January 23, 2025, and paid on February 21, 2025. During the second quarter of 2024, the quarterly dividend was $1.02 per share and an aggregate payment of approximately $6,655 was made in connection with a special cash dividend of $15.00 per share.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. At February 16, 2025, the remaining amount available under the program was $2,452. The following table summarizes the repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Second quarter of 2025	213	$967.29	$207
First half of 2025	443	$932.03	$413

Second quarter of 2024	240	$664.02	$160
First half of 2024	528	$609.51	$322
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
Summary of Restricted Stock Unit Activity
At February 16, 2025, 6,232,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•2,241,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of a long-service term;
•51,000 performance-based RSUs granted to executive officers, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•70,000 performance-based RSUs granted to executive officers, subject to achievement of performance targets for 2025, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below. The Company recognized compensation expense for these awards in the second quarter of 2025, as it is currently deemed probable that the targets will be achieved.
The following table summarizes RSU transactions during the first half of 2025:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at September 1, 2024	2,799	$463.24
Granted	1,095	883.46
Vested and delivered	(1,483)	557.86
Forfeited	(49)	549.46
Outstanding at February 16, 2025	2,362	$596.80
The remaining unrecognized compensation cost related to RSUs unvested at February 16, 2025, was $1,175, and the weighted-average period over which this cost will be recognized is 1.8 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
Stock-based compensation expense	$151	$136	$614	$580
Less recognized income tax benefits	28	25	129	120
Stock-based compensation expense, net	$123	$111	$485	$460

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
Net income	$1,788	$1,743	$3,586	$3,332
Weighted average basic shares	443,982	443,892	443,985	443,859
RSUs	904	862	903	720
Weighted average diluted shares	444,886	444,754	444,888	444,579
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the dilutive effect of RSUs using the treasury stock method.
Note 8—Commitments and Contingencies
Legal Proceedings
The Company is involved in many claims, proceedings and litigations arising from its business and property ownership. In accordance with accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be actual losses in excess of amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. The Company has recorded an immaterial accrual with respect to some matters described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but monitors for developments that make the contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: the remedies or penalties sought are indeterminate or unspecified; the legal and/or factual theories are not well developed; and/or the matters involve complex or novel legal theories or a large number of parties.
In November 2023, a former employee filed a class action against the Company alleging claims under California law for failure to pay minimum wage, failure to pay overtime, failure to provide meal and rest breaks, failure to provide accurate wage statements, failure to reimburse expenses, failure to pay wages when due, and failure to pay sick pay. Martin Reyes v. Costco Wholesale Corporation, Sacramento County Superior Court (No. 23cv011351), removed to federal court, No. 2:24-cv-00300 (E.D. Cal.). A second amended complaint was filed, which the Company has moved to dismiss. In January 2024, the same plaintiff filed a related Private Attorneys General Act (PAGA) representative action, seeking civil penalties and asserting the same alleged underlying Labor Code violations and an additional suitable seating claim. In May 2024, the plaintiff filed an amended PAGA complaint; the Company has denied the material allegations of the complaint and filed a motion to stay the action. The motion was granted on December 18, 2024.
In August 2024, an employee filed an action under PAGA against the Company, alleging claims for penalties for alleged violations of the California Labor Code regarding: off-the-clock work, incorrect and untimely payment of wages. Nader v. Costco (No. CV-24-006198; Stanislaus County Superior Court). An

amended complaint was filed in November 2024. In February 2025 the court granted the Company’s motion to strike portions of the complaint; the plaintiff has permission to file a further amended complaint.
Beginning in December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are cases filed against the Company by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a third-party payor in Ohio, and a hospital in Texas, class actions filed on behalf of infants born with opioid-related medical conditions in 40 states, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 43 states and American Samoa. Claims against the Company filed in federal court outside the MDL by one county in Georgia are pending, and claims filed by certain cities and counties in New York are pending in state court, as are claims by certain county district attorneys in Pennsylvania. Claims against the Company in state courts in New Jersey, Oklahoma, Utah, and Arizona have been dismissed. Claims against the Company in federal court in Georgia and Florida have been dismissed. The Company is defending all of the pending matters except for a small number being resolved for immaterial amounts.
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
On June 20, 2024, a class-action lawsuit was filed against the Company and Nice-Pak Products, Inc., alleging that Kirkland Signature Fragrance Free Baby Wipes contain 3.7 parts per billion of per-and polyfluoroalkyl substances. The complaint alleges that the label claim that the wipes are “made with naturally derived ingredients” thus violates various state consumer protection and false advertising laws. The complaint seeks unspecified damages, including punitive damages, as well as equitable relief and attorneys' fees and costs. The defendants filed a motion to dismiss on August 9, 2024. Bullard, et ano., v. Costco Wholesale Corp., et ano., No. 3:24-cv-03714 (N.D. Cal.). On February 14, 2025, the court granted this motion; plaintiffs have permission to file an amended complaint.
The Company has been served in over seventy product liability cases in California and Oregon related to its alleged sale of artificial and natural stone countertops. These lawsuits allege strict liability, negligence, breach of warranty, fraud, and failure to warn claims on the grounds that the fabricators and cutters of the stone slabs used to fabricate countertops offered for sale by Costco are exposed to silica particulates in the air while performing such work, allegedly causing lung diseases, including, but not limited to, silicosis. The defendants in these cases include the manufacturers, distributors, and retailers. The Company denied all claims, has filed cross-claims pertaining to indemnity and contribution, and otherwise sought indemnity from responsible parties and has now been dismissed from nearly all of these cases.

In January 2023 the Company received a Civil Investigative Demand from the U.S. Attorney's Office, Western District of Washington, requesting documents. The government is conducting a False Claims Act investigation concerning whether the Company presented or caused to be presented to the federal government for payment false claims relating to prescription medications.
In May 2024 the Company received a Notice of Intent to File Administrative Complaint for Violations of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) from the U.S. Environmental Protection Agency (EPA). The EPA is seeking administrative fines for importation, sale and distribution of misbranded devices and unregistered products the government asserts are pesticides under FIFRA.
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
The following table provides information for the Company's reportable segments:

	United States	Canada	Other International	Total
12 Weeks Ended February 16, 2025
Total revenue	$46,413	$8,296	$9,014	$63,723
Operating income	1,515	403	398	2,316
12 Weeks Ended February 18, 2024
Total revenue	$41,952	$7,874	$8,616	$58,442
Operating income	1,294	390	378	2,062
24 Weeks Ended February 16, 2025
Total revenue	$91,501	$16,700	$17,673	$125,874
Operating income	3,013	765	734	4,512
24 Weeks Ended February 18, 2024
Total revenue	$83,785	$15,775	$16,681	$116,241
Operating income	2,652	715	679	4,046
52 Weeks Ended September 1, 2024
Total revenue	$184,143	$34,874	$35,436	$254,453
Operating income	6,217	1,648	1,420	9,285

Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce sites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
Foods and Sundries	$25,112	$23,675	$50,174	$46,699
Non-Foods	17,526	15,017	33,697	29,783
Fresh Foods	8,836	7,996	17,054	15,324
Warehouse Ancillary and Other Businesses	11,056	10,643	22,590	22,242
Total net sales	$62,530	$57,331	$123,515	$114,048

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
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (e-commerce, business centers, travel, and other). E-commerce and business center sales are allocated to the appropriate merchandise categories in the Net Sales discussion. The 2% reward associated with Executive membership is allocated to the category in which the reward is generated (core merchandise categories, warehouse ancillary, and other businesses). Comparable sales is defined as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce sites operating for more than one year. The measure is intended as supplemental information and is not a substitute for net sales presented in accordance with U.S. GAAP and should be reviewed in conjunction with results reported in accordance with U.S. GAAP. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations) and inflation or deflation in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by our competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
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
Government actions in various countries relating to tariffs, particularly China, Mexico, Canada and the United States, affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Higher tariffs are more likely to adversely impact rather than improve our results.
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
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars. This impact is calculated based on the difference between the current and prior period's exchange rates. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current and prior period's average price per gallon. Results expressed excluding the impacts of foreign-exchange and gasoline prices are intended as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP and should be reviewed in conjunction with results reported in accordance with U.S. GAAP.
Our fiscal year ends on the Sunday closest to August 31. References to the second quarter of 2025 and 2024 relate to the 12-week fiscal quarters ended February 16, 2025, and February 18, 2024. References to the first half of 2025 and 2024 relate to the 24 weeks ended February 16, 2025, and February 18, 2024. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for the second quarter of 2025 versus 2024 include:
•Net sales increased 9% to $62,530, driven by an increase in comparable sales and sales at 23 net new warehouses opened since the end of the second quarter of 2024;
•Membership fee revenue increased 7% to $1,193, primarily driven by new member sign-ups and membership fee increases;
•Gross margin percentage increased five basis points; four basis points excluding the impact of gasoline price deflation on net sales;
•SG&A expenses as a percentage of net sales decreased eight basis points; nine basis points excluding the impact of gasoline price deflation;
•Net income was $1,788, $4.02 per diluted share, compared to $1,743, $3.92 per diluted share in 2024; and
•A quarterly cash dividend of $1.16 per share was declared on January 23, 2025, and paid on February 21, 2025.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
Net Sales	$62,530	$57,331	$123,515	$114,048
Increases in net sales:
U.S.	11%	4%	9%	4%
Canada	5%	8%	6%	8%
Other International	5%	10%	6%	13%
Total Company	9%	6%	8%	6%
Increases in comparable sales(1):
U.S.	8%	4%	7%	3%
Canada	5%	9%	5%	8%
Other International	2%	9%	3%	10%
Total Company	7%	6%	6%	5%
E-commerce	21%	18%	17%	12%
Increases in comparable sales excluding the impact of changes in foreign-currency and gasoline prices(1):
U.S.	9%	5%	8%	4%
Canada	10%	9%	9%	9%
Other International	10%	8%	9%	8%
Total Company	9%	6%	8%	5%
E-commerce	22%	18%	18%	12%
_______________
(1) Comparable sales for the second quarter and first half of 2024 were calculated using comparable retail weeks.
Net Sales
Net sales increased $5,199 or 9%, and $9,467 or 8% during the second quarter and first half of 2025. The improvement was attributable to an increase in comparable sales and sales at the 23 net new warehouses opened since the end of the second quarter of 2024. Sales increased $4,786 or 10% and $9,119, or 10% in core merchandise categories during the second quarter and first half of 2025, increasing in all categories. Sales in warehouse ancillary and other businesses increased $413 or 4%, and $348, or 2% during the second quarter and first half of 2025, led by pharmacy, partially offset by lower gasoline prices.
During the second quarter of 2025, lower gasoline prices negatively impacted net sales by $56, 10 basis points, compared to 2024, with a 3% decrease in the average price per gallon. The volume of gasoline sold increased approximately 1%, positively impacting net sales by $51, or nine basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $1,244, or 217 basis points, attributable to our Other International and Canadian operations.
During the first half of 2025, lower gasoline prices negatively impacted net sales by $964, 85 basis points, compared to 2024, with an 8% decrease in the average price per gallon. The volume of gasoline sold increased approximately 1%, positively impacting net sales by $132, or 12 basis points. Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $1,408, or 123 basis points, attributable to our Other International and Canadian operations.

Comparable Sales
Comparable sales increased 7% and 6% in the second quarter and first half of 2025 and were positively impacted by increased shopping frequency and a slightly higher average ticket.
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
Membership fees	$1,193	$1,111	$2,359	$2,193
Membership fees increase	7%	8%	8%	8%
Total paid members (000s)	78,400	73,400	—	—
Total cardholders (000s)	140,600	132,000	—	—
Membership fee revenue increased 7% and 8% in the second quarter and first half of 2025, primarily driven by new member sign-ups and the fee increase (discussed below). Changes in foreign currencies relative to the U.S. dollar negatively impacted membership fees by $22 and $23 in the second quarter and first half of 2025. At the end of the second quarter of 2025, our renewal rates were 93.0% in the U.S. and Canada and 90.5% worldwide. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
As previously reported, we increased our annual membership fees in the U.S. and Canada, effective September 1, 2024. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. The recent membership fee increase contributed approximately 3% of membership fee revenue during the second quarter of 2025.
Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
Net sales	$62,530	$57,331	$123,515	$114,048
Less merchandise costs	55,744	51,140	109,853	101,597
Gross margin	$6,786	$6,191	$13,662	$12,451
Gross margin percentage	10.85%	10.80%	11.06%	10.92%
Quarterly Results
Gross margin percentage increased five basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 10.84%, an increase of four basis points. Gross margin percentage from warehouse ancillary and other businesses was flat, primarily due to an increase in e-commerce, partially offset by a decrease in our gasoline business. The LIFO impact was flat quarter over quarter. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $135, compared to the second quarter of 2024, attributable to our Other International and Canadian operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased eight basis points. The decrease was primarily due to increased supply chain costs to support higher inventory levels and certain mix changes in our non-food categories. This measure eliminates the impact of changes in sales penetration and gross margin from our warehouse ancillary and other businesses.
Gross margin percentage on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. segment, which performed similarly to the consolidated results above. Our Canadian segment gross margin percentage decreased, primarily due to decreases in core merchandise categories, partially offset by warehouse ancillary and other businesses. Gross margin decreased in our Other International segment, primarily due to decreases in core merchandise categories.
Year-to-date Results
Gross margin percentage increased 14 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 10.98%, an increase of six basis points. This increase was positively impacted by 14 basis points in our core merchandise categories, primarily due to our co-branded credit card program. This increase was partially offset by eight basis points due to warehouse ancillary and other businesses, primarily gasoline, partially offset by e-commerce. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $158, compared to the first half of 2024, attributable to our Other International and Canadian operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased three basis points. The decrease was primarily due to non-foods, partially offset by fresh foods and foods and sundries.
Segment gross margin percentage increased in all segments. Our U.S. segment performed similarly to the consolidated results above. Our Canadian and Other International segments gross margin increased, primarily due to increases in core merchandise categories.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
SG&A expenses	$5,663	$5,240	$11,509	$10,598
SG&A expenses as a percentage of net sales	9.06%	9.14%	9.32%	9.29%
Quarterly Results
SG&A expenses as a percentage of net sales decreased eight basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.05%, a decrease of nine basis points. The comparison to last year was favorably impacted by eight basis points due to warehouse operations and other businesses, largely attributable to improved productivity. Preopening costs were also lower by one basis point. Central operating costs and stock compensation were flat. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $85 compared to the second quarter of 2024, attributable to our Other International and Canadian operations.
Year-to-date Results
SG&A expenses as a percentage of net sales increased three basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.25%, a decrease of four basis points. The comparison to last year was favorably impacted by two basis points related to warehouse operations and other businesses, largely attributable to sales leverage and improved productivity. Preopening costs were also lower by two basis points, and stock compensation was lower by one basis point. SG&A was negatively impacted by one basis point due to central operating costs. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $93 compared to the first half of 2024, attributable to our Other International and Canadian operations.

Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
Interest expense	$36	$41	$73	$79
Interest expense is primarily related to Senior Notes and financing leases. The decrease in interest expense for the second quarter and first half of 2025 was primarily due to repayment of the 2.750% Senior Notes in May 2024.
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
Interest income	$109	$147	$205	$301
Foreign-currency transaction gains, net	23	31	66	34
Other, net	10	38	18	41
Interest income and other, net	$142	$216	$289	$376
The decrease in interest income in the second quarter and first half of 2025 was due to lower average cash and investment balances, following the special dividend in January 2024, and lower interest rates. Foreign-currency transaction gains, net, include mark-to-market adjustments for forward foreign-exchange contracts and revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 1, 2024.
Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 16, 2025	February 18, 2024	February 16, 2025	February 18, 2024
Provision for income taxes	$634	$494	$1,142	$1,011
Effective tax rate	26.2%	22.1%	24.2%	23.3%
The effective tax rate for the first half of 2025 was favorably impacted by discrete tax benefits of $100, primarily excess tax benefits related to stock compensation.
The effective tax rate for the first half of 2024 was favorably impacted by discrete tax benefits of $94 related to the portion of the special cash dividend payable through our 401(k) plan and $44 of excess tax benefits related to stock compensation.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 16, 2025	February 18, 2024
Net cash provided by operating activities	$6,008	$5,382
Net cash used in investing activities	(2,007)	(1,752)
Net cash used in financing activities	(1,434)	(8,250)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $13,158 and $11,144 at February 16, 2025, and September 1, 2024. Of these balances, unsettled credit and debit card receivables represented approximately $2,292 and $2,519 at February 16, 2025, and September 1, 2024. These receivables generally settle within four days.
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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $6,008 in the first half of 2025, compared to $5,382 in the first half of 2024. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including wages and employee benefits, utilities, credit and debit card processing fees, and operating leases. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,007 in the first half of 2025, compared to $1,752 in the first half of 2024, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses, information systems and manufacturing and distribution facilities. In the first half of 2025, we spent $2,401 on capital expenditures, and it is our current intention to spend a total of approximately $5,000 during fiscal 2025. These expenditures are expected to be financed with cash from operations, cash and cash equivalents, and short-term investments. We opened eight new warehouses, including one relocation, in the first half of 2025 and plan to open 20 additional new warehouses, including two relocations, in the remainder of fiscal 2025. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,434 in the first half of 2025, compared to $8,250 in the first half of 2024. Cash flow used in financing activities during the first half of 2025 was primarily related to the payment of dividends, repurchases of common stock, withholding taxes on stock-based awards, and repayments of short-term borrowings. Cash flow provided by financing activities included proceeds from short-term borrowings.
Dividends
A quarterly cash dividend of $1.16 per share was declared on January 23, 2025, and paid on February 21, 2025. Dividends in the second quarter of 2024 included a special dividend of $15 per share, resulting in a payment of approximately $6,655.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During the first half of 2025 and 2024, we repurchased 443,000 and 528,000 shares of common stock, at an average price per share of $932.03 and $609.51, totaling approximately $413 and $322. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $2,452 at the end of the second quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At February 16, 2025, we had borrowing capacity under these facilities of $1,176. Our international operations maintain $680 of this capacity under bank credit facilities, of which $159 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the consolidated balance sheets, were immaterial at the end of the second quarter of 2025 and at the end of 2024.
We have letter of credit facilities, for commercial and standby letters of credit, totaling $220. The outstanding commitments under these facilities at the end of the second quarter of 2025 totaled $198, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of February 16, 2025, and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase activity for the second quarter of 2025 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 25, 2024 — December 22, 2024	68,000	$979.85	68,000	$2,592
December 23, 2024 — January 19, 2025	75,000	927.31	75,000	2,522
January 20, 2025 — February 16, 2025	70,000	998.15	70,000	2,452
Total second quarter	213,000	$967.29	213,000
 _______________
(1) Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		9/20/2024

10.1*	Executive Employment Agreement effective January 1, 2025, between Ron Vachris and Costco Wholesale Corporation		10-Q	11/24/2024	12/19/2024

10.2#	Citibank, N.A. Co-Branded Credit Card Agreement and amendments 1 through 13	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1	Section 1350 Certifications	x

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
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

COSTCO WHOLESALE CORPORATION (Registrant)

March 12, 2025	By	/s/ RON M. VACHRIS
Date		Ron M. Vachris
Chief Executive Officer, President and Director

March 12, 2025	By	/s/ GARY MILLERCHIP
Date		Gary Millerchip
Executive Vice President and Chief Financial Officer