Form 10-Q
period 2025-05-11
COSTCO WHOLESALE CORP /NEW
filed 2025-06-05
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 11, 2025
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

The number of shares outstanding of the issuer's common stock as of May 28, 2025, was 443,477,086.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
REVENUE
Net sales	$61,965	$57,392	$185,480	$171,440
Membership fees	1,240	1,123	3,599	3,316
Total revenue	63,205	58,515	189,079	174,756
OPERATING EXPENSES
Merchandise costs	54,996	51,173	164,849	152,770
Selling, general and administrative	5,679	5,145	17,188	15,743
Operating income	2,530	2,197	7,042	6,243
OTHER INCOME (EXPENSE)
Interest expense	(35)	(41)	(108)	(120)
Interest income and other, net	85	128	374	504
INCOME BEFORE INCOME TAXES	2,580	2,284	7,308	6,627
Provision for income taxes	677	603	1,819	1,614
NET INCOME	$1,903	$1,681	$5,489	$5,013
NET INCOME PER COMMON SHARE:
Basic	$4.29	$3.79	$12.36	$11.29
Diluted	$4.28	$3.78	$12.34	$11.27
Shares used in calculation (000s):
Basic	443,958	443,892	443,976	443,870
Diluted	444,762	444,828	444,846	444,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
NET INCOME	$1,903	$1,681	$5,489	$5,013
Foreign-currency translation adjustment and other, net	327	(80)	(87)	(117)
COMPREHENSIVE INCOME	$2,230	$1,601	$5,402	$4,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	May 11, 2025	September 1, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,836	$9,906
Short-term investments	1,014	1,238
Receivables, net	2,875	2,721
Merchandise inventories	18,606	18,647
Other current assets	1,820	1,734
Total current assets	38,151	34,246
OTHER ASSETS
Property and equipment, net	30,582	29,032
Operating lease right-of-use assets	2,718	2,617
Other long-term assets	4,031	3,936
TOTAL ASSETS	$75,482	$69,831
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$19,820	$19,421
Accrued salaries and benefits	4,813	4,794
Accrued member rewards	2,583	2,435
Deferred membership fees	2,931	2,501
Other current liabilities	7,432	6,313
Total current liabilities	37,579	35,464
OTHER LIABILITIES
Long-term debt, excluding current portion	5,717	5,794
Long-term operating lease liabilities	2,463	2,375
Other long-term liabilities	2,598	2,576
TOTAL LIABILITIES	48,357	46,209
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,519,000 and 443,126,000 shares issued and outstanding	2	2
Additional paid-in capital	8,148	7,829
Accumulated other comprehensive loss	(1,915)	(1,828)
Retained earnings	20,890	17,619
TOTAL EQUITY	27,125	23,622
TOTAL LIABILITIES AND EQUITY	$75,482	$69,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended May 11, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 16, 2025	443,730	$2	$8,047	$(2,242)	$19,770	$25,577
Net income	—	—	—	—	1,903	1,903
Foreign-currency translation adjustment and other, net	—	—	—	327	—	327
Stock-based compensation	—	—	107	—	—	107
Release of vested restricted stock units (RSUs), including tax effects	4	—	(2)	—	—	(2)
Repurchases of common stock	(215)	—	(4)	—	(206)	(210)
Cash dividend declared and other	—	—	—	—	(577)	(577)
BALANCE AT MAY 11, 2025	443,519	$2	$8,148	$(1,915)	$20,890	$27,125

	12 Weeks Ended May 12, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 18, 2024	443,549	$2	$7,620	$(1,842)	$14,980	$20,760
Net income	—	—	—	—	1,681	1,681
Foreign-currency translation adjustment and other, net	—	—	—	(80)	—	(80)
Stock-based compensation	—	—	107	—	—	107
Release of vested RSUs, including tax effects	46	—	(21)	—	—	(21)
Repurchases of common stock	(221)	—	(4)	—	(158)	(162)
Cash dividend declared and other	—	—	—	—	(514)	(514)
BALANCE AT MAY 12, 2024	443,374	$2	$7,702	$(1,922)	$15,989	$21,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	36 Weeks Ended May 11, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2024	443,126	$2	$7,829	$(1,828)	$17,619	$23,622
Net income	—	—	—	—	5,489	5,489
Foreign-currency translation adjustment and other, net	—	—	—	(87)	—	(87)
Stock-based compensation	—	—	723	—	—	723
Release of vested RSUs, including tax effects	1,051	—	(392)	—	—	(392)
Repurchases of common stock	(658)	—	(12)	—	(611)	(623)
Cash dividend declared and other	—	—	—	—	(1,607)	(1,607)
BALANCE AT MAY 11, 2025	443,519	$2	$8,148	$(1,915)	$20,890	$27,125

	36 Weeks Ended May 12, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 3, 2023	442,793	$2	$7,340	$(1,805)	$19,521	$25,058
Net income	—	—	—	—	5,013	5,013
Foreign-currency translation adjustment and other, net	—	—	—	(117)	—	(117)
Stock-based compensation	—	—	689	—	—	689
Release of vested RSUs, including tax effects	1,330	—	(313)	—	—	(313)
Repurchases of common stock	(749)	—	(14)	—	(470)	(484)
Cash dividend declared and other	—	—	—	—	(8,075)	(8,075)
BALANCE AT MAY 12, 2024	443,374	$2	$7,702	$(1,922)	$15,989	$21,771
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	36 Weeks Ended
	May 11, 2025	May 12, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,489	$5,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,652	1,531
Non-cash lease expense	208	220
Stock-based compensation	720	686
Other non-cash operating activities, net	(15)	(35)
Changes in operating assets and liabilities:
Merchandise inventories	(25)	(831)
Accounts payable	604	1,380
Other operating assets and liabilities, net	835	417
Net cash provided by operating activities	9,468	8,381
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(573)	(1,007)
Maturities of short-term investments	786	1,441
Additions to property and equipment	(3,532)	(3,133)
Other investing activities, net	(24)	(7)
Net cash used in investing activities	(3,343)	(2,706)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(635)	(637)
Proceeds from short-term borrowings	616	628
Proceeds from issuance of long-term debt	—	498
Tax withholdings on stock-based awards	(392)	(313)
Repurchases of common stock	(623)	(484)
Cash dividend payments	(1,030)	(8,527)
Financing lease payments and other financing activities, net	(118)	(113)
Net cash used in financing activities	(2,182)	(8,948)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13)	(23)
Net change in cash and cash equivalents	3,930	(3,296)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	9,906	13,700
CASH AND CASH EQUIVALENTS END OF PERIOD	$13,836	$10,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first thirty-six weeks of the year for:
Interest	$81	$90
Income taxes, net	$1,648	$1,449
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$577	$—
Financing lease assets obtained in exchange for new or modified leases	$93	$173
Operating lease assets obtained in exchange for new or modified leases	$237	$117
Capital expenditures included in liabilities	$115	$181
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At May 11, 2025, Costco operated 905 warehouses worldwide: 624 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 109 in Canada, 41 in Mexico, 37 in Japan, 29 in the United Kingdom (U.K.), 19 in Korea, 15 in Australia, 14 in Taiwan, seven in China, five in Spain, two in France, and one each in Iceland, New Zealand, and Sweden. The Company operates e-commerce sites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2025 is a 52-week year ending on August 31, 2025. References to the third quarter of 2025 and 2024 relate to the 12-week fiscal quarters ended May 11, 2025, and May 12, 2024. References to the first thirty-six weeks of 2025 and 2024 relate to the 36 weeks ended May 11, 2025, and May 12, 2024.
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
Reclassification
Reclassifications were made to the condensed consolidated balance sheet for 2024 and to the statement of cash flows for the first thirty-six weeks of 2024. These changes were made to conform with the current year presentation.

Recent Accounting Pronouncements Not Yet Adopted By The Company
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, which is intended to improve reportable segment disclosure requirements, primarily about significant expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements.
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
The Company is evaluating these standards.
Note 2—Investments
The Company's investments were as follows:

May 11, 2025:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$781	$(4)	$777
Held-to-maturity:
Certificates of deposit	237	—	237
Total short-term investments	$1,018	$(4)	$1,014

September 1, 2024:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$689	$(1)	$688
Held-to-maturity:
Certificates of deposit	550	—	550
Total short-term investments	$1,239	$(1)	$1,238
Gross unrealized holding gains and losses on available-for-sale securities were not material for the periods ended May 11, 2025, or September 1, 2024. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first thirty-six weeks of 2025 or 2024.

The maturities of available-for-sale and held-to-maturity securities at May 11, 2025, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$134	$134	$237
Due after one year through five years	475	474	—
Due after five years	172	169	—
Total	$781	$777	$237
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the level within the hierarchy reflecting the valuation techniques utilized.

	Level 2
	May 11, 2025	September 1, 2024
Investment in government and agency securities	$777	$688
Forward foreign-exchange contracts, in asset position(1)	5	1
Forward foreign-exchange contracts, in (liability) position(1)	(34)	(28)
Total	$748	$661
 _______________
(1) The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
On May 11, 2025, and September 1, 2024, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first thirty-six weeks of 2025 or 2024.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first thirty-six weeks of 2025 and no material fair value adjustments in 2024.

Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	May 11, 2025	September 1, 2024
3.000% Senior Notes due May 2027	$1,000	$1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	913	919
Total long-term debt	5,913	5,919
Less unamortized debt discounts and issuance costs	18	22
Less current portion(1)	178	103
Long-term debt, excluding current portion	$5,717	$5,794
 _______________
(1) Net of unamortized debt discounts and issuance costs and included in other current liabilities in the accompanying condensed consolidated balance sheets.
The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $5,425 and $5,412 at May 11, 2025, and September 1, 2024.
Subsequent to the end of the quarter on May 21, 2025, the Japanese subsidiary repaid $103 of its Guaranteed Senior Notes.
Note 5—Equity
Dividends
A quarterly cash dividend of $1.30 per share was declared on April 16, 2025, and paid on May 16, 2025. The dividend was $1.16 per share in the third quarter of 2024.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. At May 11, 2025, the remaining amount available under the program was $2,242. The following table summarizes the repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Third quarter of 2025	215	$976.71	$210
First thirty-six weeks of 2025	658	$946.64	$623

Third quarter of 2024	221	$733.23	$162
First thirty-six weeks of 2024	749	$646.07	$484
These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.

Note 6—Stock-Based Compensation
The 2019 Incentive Plan authorizes the issuance of up to 15,885,000 RSUs. To preserve the value of outstanding awards, the number of RSUs that may be granted under this Plan is subject to adjustments from changes in capital structure. The Company issues new shares of common stock upon vesting and settlement of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
At May 11, 2025, 6,261,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•2,205,000 time-based RSUs, which vest upon continued employment over specified periods and accelerate upon achievement of a long-service term;
•51,000 performance-based RSUs granted to executive officers, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•70,000 performance-based RSUs granted to executive officers, subject to achievement of performance targets for 2025, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below. The Company recognized compensation expense for these awards in the third quarter of 2025, as it is currently deemed probable that the targets will be achieved.
The following table summarizes RSU transactions during the first thirty-six weeks of 2025:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at September 1, 2024	2,799	$463.24
Granted	1,095	883.46
Vested and delivered	(1,490)	558.10
Forfeited	(78)	562.25
Outstanding at May 11, 2025	2,326	$596.92
The remaining unrecognized compensation cost related to RSUs unvested at May 11, 2025, was $1,046, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
Stock-based compensation expense	$106	$106	$720	$686
Less recognized income tax benefits	23	24	152	144
Stock-based compensation expense, net	$83	$82	$568	$542

Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
Net income	$1,903	$1,681	$5,489	$5,013
Weighted average basic shares	443,958	443,892	443,976	443,870
RSUs	804	936	870	792
Weighted average diluted shares	444,762	444,828	444,846	444,662
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
In August 2024, an employee filed an action under PAGA against the Company, alleging claims for penalties for various alleged violations of the California Labor Code. Nader v. Costco (No. CV-24-006198; Stanislaus County Superior Court). An amended complaint was filed in November 2024. In February 2025 the court granted the Company’s motion to strike portions of the complaint. The plaintiff filed a further amended complaint; the Company's motion to strike a portion of this complaint was granted on May 13, 2025.
Beginning in December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Included are cases filed against the Company by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a third-party payor in Ohio, and a hospital in Texas, class actions filed on behalf of infants born with opioid-related medical conditions in 40 states, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 43 states and American Samoa. Claims against the Company filed in federal court outside the MDL by one county in Georgia are pending, and claims filed by certain cities and counties in New York are pending in state court, as are claims by certain county district attorneys in Pennsylvania. Claims against the Company in state courts in New Jersey, Oklahoma, Utah, and Arizona have been dismissed. Claims against the Company in federal court in Georgia and Florida have been dismissed. The Company is defending all of the pending matters except for a small number that have been resolved for immaterial amounts.
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
On June 20, 2024, a class-action lawsuit was filed against the Company and Nice-Pak Products, Inc., alleging that Kirkland Signature Fragrance Free Baby Wipes contain 3.7 parts per billion of per-and polyfluoroalkyl substances. The complaint alleges that the label claim that the wipes are “made with naturally derived ingredients” thus violates various state consumer protection and false advertising laws. The complaint seeks unspecified damages, including punitive damages, as well as equitable relief and attorneys' fees and costs. The defendants filed a motion to dismiss on August 9, 2024. Bullard, et ano., v. Costco Wholesale Corp., et ano., No. 3:24-cv-03714 (N.D. Cal.). On February 14, 2025, the court granted the motion. An amended complaint was filed; defendants' motion to dismiss this complaint was denied on May 14, 2025.
In January 2023 the Company received a Civil Investigative Demand from the U.S. Attorney's Office, Western District of Washington, requesting documents. The government is conducting a False Claims Act investigation concerning whether the Company presented or caused to be presented to the federal government for payment false claims relating to prescription medications.
In May 2024 the Company received a Notice of Intent to File Administrative Complaint for Violations of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) from the U.S. Environmental Protection Agency (EPA). The EPA is seeking administrative fines for importation, sale and distribution of misbranded devices and unregistered products the government asserts are pesticides under FIFRA. An agreement has been reached to settle the matter for an immaterial amount.
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
The following table provides information for the Company's reportable segments:

	United States	Canada	Other International	Total
12 Weeks Ended May 11, 2025
Total revenue	$46,318	$8,321	$8,566	$63,205
Operating income	1,713	450	367	2,530
12 Weeks Ended May 12, 2024
Total revenue	$42,449	$8,014	$8,052	$58,515
Operating income	1,476	394	327	2,197
36 Weeks Ended May 11, 2025
Total revenue	$137,819	$25,021	$26,239	$189,079
Operating income	4,726	1,215	1,101	7,042
36 Weeks Ended May 12, 2024
Total revenue	$126,234	$23,789	$24,733	$174,756
Operating income	4,128	1,109	1,006	6,243
52 Weeks Ended September 1, 2024
Total revenue	$184,143	$34,874	$35,436	$254,453
Operating income	6,217	1,648	1,420	9,285
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce sites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
Foods and Sundries	$25,149	$23,065	$75,323	$69,764
Non-Foods	16,080	14,518	49,777	44,301
Fresh Foods	8,785	7,888	25,839	23,212
Warehouse Ancillary and Other Businesses	11,951	11,921	34,541	34,163
Total net sales	$61,965	$57,392	$185,480	$171,440

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
OVERVIEW
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q), as well as our consolidated financial statements, the accompanying Notes to Financial Statements, and the related MD&A in our fiscal year 2024 Form 10-K, filed with the Securities and Exchange Commission on October 9, 2024.
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
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our net sales and gross margin are influenced in part by our merchandising and pricing strategies in response to cost increases. Those strategies can include, but are not limited to, working with our suppliers to share in absorbing cost increases, earlier-than-usual purchasing and in greater volumes, sourcing in the countries and regions where items are sold, as well as passing cost increases on to our members. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, negatively impacting gross margin and gross margin as a percentage of net sales (gross margin percentage) in the near term. Our e-commerce business, domestically and internationally, has a lower gross-margin percentage than our warehouse operations.
Government actions in various countries relating to tariffs affect the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs. Higher tariffs are more likely to adversely impact rather than improve our results.
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

The membership format is an integral part of our business and profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of Executive memberships, and sustain high renewal rates materially influences our profitability. Our paid-membership growth rate may be adversely impacted when warehouse openings occur in existing markets as compared to new markets. Our worldwide renewal rate may be adversely impacted by memberships in newer international markets and a higher penetration of memberships sold online, including digital promotions, which typically renew at a lower rate.
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarter of 2025 and 2024 relate to the 12-week fiscal quarters ended May 11, 2025, and May 12, 2024. References to the first thirty-six weeks of 2025 and 2024 relate to the 36 weeks ended May 11, 2025, and May 12, 2024. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for the third quarter of 2025 versus 2024 include:
•Net sales increased 8% to $61,965, driven by an increase in comparable sales and sales at 29 net new warehouses opened since the end of the third quarter of 2024;
•Membership fee revenue increased 10% to $1,240, primarily driven by new member sign-ups and membership fee increases;
•Gross margin percentage increased 41 basis points; 29 basis points excluding the impact of gasoline price deflation on net sales;
•SG&A expenses as a percentage of net sales increased 20 basis points; 11 basis points excluding the impact of gasoline price deflation;
•Net income increased to $1,903, $4.28 per diluted share, compared to $1,681, $3.78 per diluted share in 2024. Foreign-exchange rates had a negative impact on net income of $35, $0.08 per diluted share; and
•A quarterly cash dividend of $1.30 per share, a 12% increase, was declared on April 16, 2025, and paid on May 16, 2025.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
Net Sales	$61,965	$57,392	$185,480	$171,440
Increases in net sales:
U.S.	9%	9%	9%	6%
Canada	4%	10%	5%	9%
Other International	6%	10%	6%	12%
Total Company	8%	9%	8%	7%
Increases in comparable sales(1):
U.S.	7%	6%	7%	4%
Canada	3%	8%	4%	8%
Other International	3%	8%	3%	9%
Total Company	6%	7%	6%	5%
E-commerce	15%	21%	16%	15%
Increases in comparable sales excluding the impact of changes in foreign-currency and gasoline prices(1):
U.S.	8%	6%	8%	4%
Canada	8%	7%	8%	8%
Other International	9%	8%	9%	8%
Total Company	8%	7%	8%	5%
E-commerce	16%	21%	17%	15%
_______________
(1) Comparable sales for the third quarter and first thirty-six weeks of 2024 were calculated using comparable retail weeks.
Net Sales
Net sales increased $4,573 or 8%, and $14,040 or 8% during the third quarter and first thirty-six weeks of 2025. The improvement was primarily attributable to an increase in comparable sales of $3,266 or 6% and $10,309 or 6% during the third quarter and first thirty-six weeks of 2025. The remaining increase was driven by sales at the 29 net new warehouses opened since the end of the third quarter of 2024. Sales increased $4,543 or 10% and $13,662 or 10% in core merchandise categories during the third quarter and first thirty-six weeks of 2025, increasing in all categories. Sales in warehouse ancillary and other businesses were up slightly during the third quarter of 2025, and increased $378 or 1% during the first thirty-six weeks of 2025.
Lower gasoline prices negatively impacted net sales by $642, or 112 basis points, and $1,606, or 94 basis points, during the third quarter and first thirty-six weeks of 2025. The average price per gallon decreased 9% and 8% during the third quarter and first thirty-six weeks of 2025. The volume of gasoline sold increased approximately 1%, positively impacting net sales by $59, or ten basis points and $191, or 11 basis points during the third quarter and first thirty-six weeks of 2025.
Changes in foreign currencies relative to the U.S. dollar attributable to our Other International and Canadian operations negatively impacted net sales by approximately $699, or 122 basis points, and approximately $2,107, or 123 basis points, during the third quarter and first thirty-six weeks of 2025.

Comparable Sales
Comparable sales increased 6% in the third quarter and first thirty-six weeks of 2025 and were positively impacted by increased shopping frequency of 5% and an average ticket increase of less than 1%.
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
Membership fees	$1,240	$1,123	$3,599	$3,316
Membership fees increase	10%	8%	9%	8%
Total paid members (000s)	79,600	74,500	—	—
Total cardholders (000s)	142,800	133,900	—	—
Membership fee revenue increased 10% and 9% in the third quarter and first thirty-six weeks of 2025, primarily driven by new member sign-ups and membership fee increases. At the end of the third quarter of 2025, our renewal rates were 92.7% in the U.S. and Canada and 90.2% worldwide. Our renewal rates were negatively impacted by sign-ups from a digital promotion in the fall of 2023 entering the renewal calculation this quarter and higher penetration of online sign-ups in recent years. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date.
As previously reported, we increased our annual membership fees in the U.S. and Canada, effective September 1, 2024. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. The fee increase contributed approximately 4% of membership fee revenue during the third quarter of 2025.
Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
Net sales	$61,965	$57,392	$185,480	$171,440
Less merchandise costs	54,996	51,173	164,849	152,770
Gross margin	$6,969	$6,219	$20,631	$18,670
Gross margin percentage	11.25%	10.84%	11.12%	10.89%
Quarterly Results
Gross margin percentage increased 41 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage increased to 11.13%, 29 basis points. This increase was positively impacted by 27 basis points in our core merchandise categories, primarily in fresh foods and foods and sundries and 27 basis points in warehouse ancillary and other businesses, primarily gasoline and e-commerce. Gross margin was negatively impacted by 23 basis points due to a LIFO charge for higher merchandise costs and two basis points for a one-time expense for increased employee vacation. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $80, compared to the third quarter of 2024, attributable to our Other International and Canadian operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 36 basis points. The increase was across all categories, most significantly fresh foods which benefited from sales leverage, higher productivity, and lower prices for certain commodities. This measure eliminates the impact of changes in sales penetration and gross margin from our warehouse ancillary and other businesses.

Gross margin percentage on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. segment, which performed similarly to the consolidated results above. Our Canadian segment gross margin percentage increased, primarily due to increases in core merchandise categories and warehouse ancillary and other businesses. Gross margin increased in our Other International segment, primarily due to increases in warehouse ancillary and other businesses.
Year-to-date Results
Gross margin percentage increased 23 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage increased to 11.03%, 14 basis points. This increase was positively impacted by 18 basis points in our core merchandise categories, primarily due to increases in our co-branded credit card program and fresh foods, and four basis points in warehouse ancillary and other businesses, primarily e-commerce, partially offset by gasoline. Gross margin percentage was negatively impacted by eight basis points due to a LIFO charge. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $238, compared to the first thirty-six weeks of 2024, attributable to our Other International and Canadian operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased ten basis points. The increase was primarily due to fresh foods and foods and sundries, partially offset by non-foods.
Segment gross margin percentage increased in all segments. Our U.S. segment performed similarly to the consolidated results above. Our Canadian and Other International segments gross margin increased, primarily due to increases in core merchandise categories.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
SG&A expenses	$5,679	$5,145	$17,188	$15,743
SG&A expenses as a percentage of net sales	9.16%	8.96%	9.27%	9.18%
Quarterly Results
SG&A expenses as a percentage of net sales increased 20 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.07%, an increase of 11 basis points. The comparison to last year was negatively impacted by five basis points due to warehouse operations and other businesses, which included our investment in employee wages. A one-time expense for increased employee vacation negatively impacted SG&A by five basis points. Preopening and central operating costs were both higher by one basis point. Stock compensation decreased by one basis point.
Year-to-date Results
SG&A expenses as a percentage of net sales increased nine basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.19%, an increase of one basis point. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $142 compared to the first thirty-six weeks of 2024, attributable to our Other International and Canadian operations.

Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
Interest expense	$35	$41	$108	$120
Interest expense is primarily related to Senior Notes and financing leases. The decrease in interest expense for the third quarter and first thirty-six weeks of 2025 was primarily due to repayment of the 2.750% Senior Notes in May 2024.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
Interest income	$95	$94	$300	$395
Foreign-currency transaction gains (losses), net	(17)	20	49	54
Other, net	7	14	25	55
Interest income and other, net	$85	$128	$374	$504
The decrease in interest income in the first thirty-six weeks of 2025 was due to lower interest rates, partially offset by higher cash balances. Foreign-currency transaction gains (losses), net, include mark-to-market adjustments for forward foreign-exchange contracts and revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended September 1, 2024.
Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 11, 2025	May 12, 2024	May 11, 2025	May 12, 2024
Provision for income taxes	$677	$603	$1,819	$1,614
Effective tax rate	26.2%	26.4%	24.9%	24.4%
The effective tax rate for the first thirty-six weeks of 2025 was favorably impacted by discrete tax benefits of $100 related to stock compensation.
The effective tax rate for the first thirty-six weeks of 2024 was favorably impacted by discrete tax benefits of $94 related to the portion of the special cash dividend payable through our 401(k) plan and $44 related to stock compensation.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 11, 2025	May 12, 2024
Net cash provided by operating activities	$9,468	$8,381
Net cash used in investing activities	(3,343)	(2,706)
Net cash used in financing activities	(2,182)	(8,948)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $14,850 and $11,144 at

May 11, 2025, and September 1, 2024. Of these balances, unsettled credit and debit card receivables represented approximately $2,587 and $2,519 at May 11, 2025, and September 1, 2024. These receivables generally settle within four days.
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
We believe that our cash and investment position and operating cash flow, with capacity under existing and available credit agreements, will be sufficient to meet our liquidity and capital requirements for the foreseeable future and that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $9,468 in the first thirty-six weeks of 2025, compared to $8,381 in the first thirty-six weeks of 2024. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including wages and employee benefits, utilities, credit and debit card processing fees, and operating leases. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $3,343 in the first thirty-six weeks of 2025, compared to $2,706 in the first thirty-six weeks of 2024, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses, information systems and manufacturing and distribution facilities. In the first thirty-six weeks of 2025, we spent $3,532 on capital expenditures, and it is our current intention to spend slightly over $5,000 during fiscal 2025. These expenditures are expected to be financed with cash from operations, cash and cash equivalents, and short-term investments. We opened 17 new warehouses, including two relocations, in the first thirty-six weeks of 2025 and plan to open ten additional new warehouses, including one relocation, in the remainder of fiscal 2025. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $2,182 in the first thirty-six weeks of 2025, compared to $8,948 in the first thirty-six weeks of 2024. Cash flow used in financing activities during the first thirty-six weeks of 2025 was primarily related to the payment of dividends, repayments of short-term borrowings, repurchases of common stock, and withholding taxes on stock-based awards. Cash flow provided by financing activities included proceeds from short-term borrowings. In the first thirty-six weeks of 2024, cash flow used in financing was primarily due to the payment of a special dividend.
Dividends
A quarterly cash dividend of $1.30 per share was declared on April 16, 2025, and paid on May 16, 2025.

Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During the first thirty-six weeks of 2025 and 2024, we repurchased 658,000 and 749,000 shares of common stock, at an average price per share of $946.64 and $646.07, totaling approximately $623 and $484. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $2,242 at the end of the third quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At May 11, 2025, we had borrowing capacity under these facilities of $1,176. Our international operations maintain $681 of this capacity under bank credit facilities, of which $164 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the consolidated balance sheets, were immaterial at the end of the third quarter of 2025 and at the end of 2024.
We have letter of credit facilities, for commercial and standby letters of credit, totaling $228. The outstanding commitments under these facilities at the end of the third quarter of 2025 totaled $205, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of May 11, 2025, and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase activity for the third quarter of 2025 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 17, 2025 — March 16, 2025	68,000	$1,025.03	68,000	$2,382
March 17, 2025 — April 13, 2025	76,000	922.61	76,000	2,312
April 14, 2025 — May 11, 2025	71,000	988.05	71,000	2,242
Total third quarter	215,000	$976.71	215,000
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

COSTCO WHOLESALE CORPORATION (Registrant)

June 4, 2025	By	/s/ RON M. VACHRIS
Date		Ron M. Vachris
Chief Executive Officer, President and Director

June 4, 2025	By	/s/ GARY MILLERCHIP
Date		Gary Millerchip
Executive Vice President and Chief Financial Officer