Form 10-K
period 2025-08-31
COSTCO WHOLESALE CORP /NEW
filed 2025-10-08
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2025 was $475.2 billion.
The number of shares outstanding of the registrant’s common stock as of September 30, 2025, was 443,179,176.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 15, 2026, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2025

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, investments in technology, strategic direction, expense controls, membership fee changes, signups, and renewal rates, shopping frequency, litigation, attainment of sustainability goals, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A-Risk Factors”, and other factors noted in the section titled “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983, in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, Mexico, Japan, the United Kingdom (U.K.), Korea, Australia, Taiwan, China, Spain, France, Sweden, Iceland, and New Zealand. Costco operated 914, 890, and 861 warehouses worldwide at August 31, 2025, September 1, 2024, and September 3, 2023. The Company operates e-commerce sites in the U.S., Canada, Mexico, the U.K., Korea, Taiwan, Japan, and Australia. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is increased net sales and earnings during the winter holiday season. References to 2025 and 2024 relate to the 52-week fiscal years ended August 31, 2025, and September 1, 2024. References to 2023 relate to the 53-week fiscal year ended September 3, 2023.
General
We operate membership warehouses and e-commerce sites based on the concept that offering low prices on a limited selection of nationally-branded and private-label products in a wide range of categories will produce high sales volumes and rapid inventory turnover. When combined with the operating efficiencies achieved by volume purchasing, efficient distribution and reduced handling of merchandise in no-frills, self-service warehouse facilities, these volumes and turnover enable us to operate profitably at significantly lower gross margins (net sales less merchandise costs) than most other retailers. We often sell inventory before we are required to pay for it, even while taking advantage of early payment discounts.
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
Our average warehouse space is approximately 147,000 square feet, with newer units being slightly larger. Floor plans are designed for efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and low prices, our warehouses are not elaborate. By strictly controlling the entrances and exits and using a membership format, we believe our inventory losses (shrinkage) are well below those of typical retail operations.
Our operating hours are shorter than many other retailers, and due to other efficiencies inherent in a warehouse club operation, we believe labor costs are lower relative to the volume of sales. In the U.S., we recently added exclusive shopping hours for our Executive members and our gasoline operations generally have extended hours. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, reducing labor required. In general, with variations by country, our warehouses accept certain credit cards, including Costco co-branded cards, debit cards, cash and checks, Executive member 2% reward certificates, co-brand cardholder rebates, and our proprietary stored-value card (shop card).
Our strategy is to provide our members with a broad range of high-quality merchandise at prices we believe are consistently lower than elsewhere. We seek to limit most items to fast-selling models, sizes, and colors. We carry less than 4,000 active stock keeping units (SKUs) per warehouse in our core warehouse business, significantly less than other broadline retailers. We average from 9,000 to 10,000 SKUs online, some of which are available in our warehouses. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
To promote member satisfaction, we generally accept returns of merchandise. On certain electronic items, we have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic items and major appliances.
We offer merchandise and services in the following categories:
■Core Merchandise Categories:
•Foods and Sundries (including sundries, dry grocery, candy, cooler, freezer, liquor, and tobacco)
•Non-Foods (including major appliances, small electronics, health and beauty aids, hardware, lawn and garden, sporting goods, tires, toys and seasonal, automotive, stamps, tickets, apparel, furniture, domestics, housewares, special order kiosk, and jewelry)
•Fresh Foods (including meat, produce, deli, and bakery)
■Warehouse Ancillary (includes gasoline, pharmacy, optical, food court, hearing aids, and tire installation)
■Other Businesses (includes e-commerce, business centers, travel, and other)
Warehouse ancillary operate primarily within, next to or near our warehouses, encouraging more frequent shopping. The number of warehouses with gas stations varies significantly by country. We operated 747 gas stations at the end of 2025. Our gasoline business represented approximately 10% of total net sales in 2025.
Our other businesses sell products and services that largely complement our warehouse operations. Our e-commerce operations give members convenience and a broader selection of goods and services. Net sales for e-commerce represented approximately 7% of total net sales in 2025. Digitally-enabled sales, which represents sales delivered to members that are initiated through a digital device, whether fulfilled through a warehouse or distribution center, as well as Costco Travel, represented approximately 10% of total net sales in 2025. Our business centers carry items tailored for food services, convenience stores and offices and offer walk-in shopping and deliveries. Business centers are included in our total warehouse count. Costco Travel offers vacation packages, car rentals, cruises and other travel products exclusively for Costco members (offered to varying degrees in the U.S., Canada, Australia, and the U.K.).
We have direct relationships with many producers of brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. When sources of supply become unavailable, we seek alternative sources or items. For future product supply need, we pursue diversification in our supply-chain and seek to expand in-country production. We also purchase and manufacture private-label merchandise, as long as quality and member demand are high and the value to our members is significant.
Certain financial information for our segments and geographic areas is included in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Membership
Our members may utilize their memberships at all of our warehouses and e-commerce sites. Gold Star memberships are available to individuals; Business memberships are limited to businesses, including individuals with a business license or comparable document. Business members may add additional cardholders (affiliates), to which the same annual fee applies. Affiliates are not available for Gold Star members. Our annual fee for these memberships is $65 in the U.S. and varies in other countries. All paid memberships include a free household card.
Paid members (except affiliates) are eligible to upgrade to an Executive membership in the U.S., for an additional annual fee of $65. Executive memberships are also available in Canada, Mexico, the U.K., Japan, Korea, Taiwan, and Australia, for which the additional fee varies. Executive members earn a 2% reward on qualified purchases (generally up to a maximum reward of $1,250 per year), redeemable at Costco warehouses. The sales penetration of Executive members represented approximately 73.6% of worldwide net sales in 2025.
Membership at the end of 2025, 2024, and 2023 was made up of the following (in thousands):

	2025	2024	2023
Gold Star	68,300	63,700	58,800
Business, including affiliates	12,700	12,500	12,200
Total paid members[1]	81,000	76,200	71,000
Household cards	64,200	60,600	56,900
Total cardholders	145,200	136,800	127,900
_______________
(1)Executive members represented 38,700, 35,400, and 32,300 of total paid members in 2025, 2024, and 2023.
These membership counts include active memberships as well as memberships that have expired and not renewed within the 12 months prior to the reporting date. These expired memberships make up a small percentage of these membership counts, and many of them are subsequently renewed.
Our member renewal rate was 92.3% in the U.S. and Canada and 89.8% worldwide at the end of 2025. That rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. Memberships that have an expiration date in the six months prior to the end of our reporting period are excluded from this calculation, regardless of whether or not they have been renewed. Although most members renew prior to expiration, the vast majority of those who renew late do so within six months of expiration. The timing of renewal after expiration is impacted by a variety of factors, such as warehouse openings and promotional activity.
Human Capital
“Take Care of Our Employees,” is a key component of our code of ethics and is fundamental to our commitment to “Take Care of Our Members.” Compensation and benefits for employees is our largest expense after the cost of merchandise and is carefully monitored.
Employee Base
At the end of 2025, we employed 341,000 employees worldwide. Approximately 95% are employed in our membership warehouses and distribution channels. Around 5% are represented by unions. We also utilize seasonal employees.
The total number of employees by segment was:

	2025	2024	2023
United States	223,000	219,000	208,000
Canada	55,000	53,000	51,000
Other International	63,000	61,000	57,000
Total employees	341,000	333,000	316,000
Growth and Engagement
We believe that our warehouses are among the most productive in the retail industry, owing largely to the commitment and efficiency of our employees. We seek to provide them not merely with employment but careers. Many attributes of our business contribute to the objective. The more significant include: competitive compensation and benefits; a commitment to employee development and promoting from within; and a target ratio of at least 50% of our base being full-time employees. These attributes contribute to what we consider, especially for the industry, a high retention rate. In 2025, in the U.S. and Canada that rate was approximately 94% for employees who have been with us for at least one year.
Inclusion
The commitment to “Take Care of Our Employees” includes promoting an inclusive and respectful workplace. We strive for an environment where all employees feel that they belong, are accepted, included, respected and supported. We demonstrate leadership commitment to inclusion through consistent communication, employee development and education, support of diversity and inclusion initiatives within the organization, community involvement, and supplier inclusion. Listening to our employees is one of the ways Costco takes care of its workforce. In 2025, we hosted the Costco Connects meetings, its second annual Costco Connects campaign. These open listening sessions are an invitation for employees to talk about what is on their minds and what is impacting them both personally and professionally. This allows Costco leaders to engage with their employees on a deeper level and for employees to build connections with each other. This year we had approximately 200,000 employees participate globally. Costco continues its efforts to develop future leaders, including through our supervisor in training (SIT) programs in the U.S. and Canada. In 2025, approximately 7,500 hourly employees completed the 6-week course.
Well Being
We strive to provide our employees with competitive wages and excellent benefits. In March 2025, we increased the starting wage by $0.50 an hour to at least $20.00 for all entry-level positions in the U.S. and Canada. We also increased the top of wage scales by $1.00 per hour, bringing our average hourly rate at the end of 2025 for hourly employees in the U.S. to approximately $32.00 per hour. We continue to offer expansive benefits in the U.S. that provide physical, emotional, mental, and financial well-being support for employees and their dependents at low cost to our employees.
For more detailed information regarding our programs and initiatives, see “Employees” within our Sustainability Commitment (located on our website). The Sustainability Commitment and other information on our website are not incorporated by reference into and do not form any part of this Annual Report.
Competition
Our industry is highly competitive, based on factors such as price, merchandise quality and selection, location, convenience, distribution strategy, and customer service. We compete on a worldwide basis with global, national, and regional wholesalers and retailers, including supermarkets, supercenters, online retailers, gasoline stations, hard discounters, department and specialty stores, and operators selling a single category or narrow range of merchandise. Walmart, Target, Kroger, and Amazon are among our significant general merchandise retail competitors in the U.S. We also compete with other warehouse clubs, including Walmart’s Sam’s Club and BJ’s Wholesale Club in the U.S. Many of the metropolitan areas in the U.S. and certain of our Other International locations have multiple competing clubs.
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

Information about our Executive Officers
The executive officers of Costco, their position, and ages are listed below. Most officers have over 25 years of service with the Company.

Name	Position	Executive Officer Since	Age
Ron M. Vachris	President and Chief Executive Officer. Mr. Vachris has been a director since February 2022. Mr. Vachris was previously President and Chief Operating Officer from February 2022 to December 2023. He was Executive Vice President of Merchandising from June 2016 to January 2022, Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region, from 2010 to July 2015.	2016	60
Gary Millerchip	Executive Vice President and Chief Financial Officer. Mr. Millerchip previously served as Senior Vice President and Chief Financial Officer of The Kroger Co. from April 2019 to February 2024 and, prior to that, as Chief Executive Officer of Kroger Personal Finance since July 2010.	2024	54
Russ Miller	Senior Executive Vice President, U.S. Operations. Mr. Miller was Executive Vice President, Chief Operating Officer, Southwest Division and Mexico, from January 2018 to May 2022. Mr. Miller was Senior Vice President, Western Canada Region, from 2001 to January 2018. Mr. Miller will be retiring from the Company effective February 2026.	2018	68
Claudine Adamo	Executive Vice President, Merchandising. Ms. Adamo was Senior Vice President, Non-Foods, from 2018 to February 2022, and Vice President, Non-Foods, from 2013 to 2018.	2022	55
Patrick Callans	Executive Vice President, Administration. Mr. Callans was Senior Vice President, Human Resources and Risk Management, from 2013 to December 2018.	2019	63
Caton Frates	Executive Vice President, Chief Operating Officer, Southwest Division. Mr. Frates was Senior Vice President, Los Angeles Region, from 2015 to May 2022. Mr. Frates will be appointed Senior Executive Vice President, Warehouse Operations - U.S. and Mexico, effective February 2026.	2022	57
Teresa Jones	Executive Vice President, Global Depots and Traffic. Ms. Jones was Senior Vice President, Depot Operations from August 2022 to July 2024, and Vice President, Depot Operations, from 2018 to 2022.	2024	56
Jim C. Klauer	Executive Vice President, Chief Operating Officer, Northern Division. Mr. Klauer was Senior Vice President, Non-Foods and E-commerce Merchandise, from 2013 to January 2018.	2018	63
Javier Polit	Executive Vice President, Chief Information and Digital Officer. Mr. Polit previously served as Chief Information Officer for Mondelez International (formerly Kraft Foods) from 2022 to 2024. From 2017 to 2022, he was Chief Information Officer for The Procter & Gamble Company. Prior to that role, he served as Group Chief Information Officer for The Coca-Cola Company from 2007 to 2017.	2023	61
Pierre Riel	Executive Vice President, Chief Operating Officer, International Division. Mr. Riel was Senior Vice President, Country Manager, Canada, from 2019 to March 2022, and Senior Vice President, Eastern Canada Region, from 2001 to 2019.	2022	62
Yoram Rubanenko	Executive Vice President, Chief Operating Officer, Eastern Division. Mr. Rubanenko was Senior Vice President and General Manager, Southeast Region, from 2013 to September 2021, and Vice President, Regional Operations Manager for the Northeast Region, from 1998 to 2013.	2021	61
John Sullivan	Executive Vice President, General Counsel & Corporate Secretary. Mr. Sullivan has been General Counsel since 2016 and Corporate Secretary since 2010.	2021	65
W. Richard Wilcox	Executive Vice President, Chief Operating Officer, Southwest Division. Mr. Wilcox was Senior Vice President, General Manager - San Diego Region from 2016 to October 2025.	2025	59

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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 86% and 84% of net sales and operating income in 2025. Within the U.S., we are highly dependent on our California operations, which comprised 26% of U.S. net sales in 2025. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality and innovative new products.
We may be unsuccessful implementing our growth strategy, including expanding our business in existing markets and new markets, and integrating acquisitions, which could have an adverse impact on our business, financial condition and results of operations.
Our growth is dependent, in part, on our ability to acquire property and build or lease new warehouses and depots. We compete with other retailers and businesses for suitable locations. Local land use and other regulations restricting the construction and operation of our warehouses and depots, as well as local community actions opposed to the location of our warehouses or depots at specific sites and the adoption of local laws restricting our operations and environmental regulations, may impact our ability to find suitable locations and increase the cost of sites and of constructing, leasing and operating warehouses and depots. We also may have difficulty negotiating leases or purchase agreements on acceptable terms. With continued growth in global demand for electricity and water stress in certain regions, we may have difficulty securing long-term utility contracts for new buildings or incur additional costs due to onsite generation and storage requirements. In addition, certain jurisdictions have enacted or proposed laws and regulations that would prevent or restrict the operation or expansion plans of certain large retailers and warehouse clubs, including us. Failure to effectively manage these and other similar factors may affect our ability to timely build or lease and operate new warehouses and depots, which could have a material adverse effect on our future growth and profitability.
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

IT systems play a crucial role in conducting our business. These systems are utilized to, among other things, process a very high volume of transactions, conduct payment transactions, track and value our inventory and produce reports critical for making business decisions. Failure or disruption of these systems could have an adverse impact on our ability to buy products and services from our suppliers, produce goods in our manufacturing plants, move products in an efficient manner to our warehouses, and sell products to our members. Given the high volume of transactions we process, it is important that we build strong resiliency to lessen disruption from events such as power outages, computer and telecommunications failures, viruses, internal or external security breaches and other cybersecurity incidents, errors by employees, extreme weather, and catastrophic events. Any debilitating failure of our critical IT systems, data centers and backup systems would require significant investments in resources to restore services and may cause serious impairment in our business operations, including loss of business services, increased cost of moving merchandise and failure to provide service to our members. We are currently making substantial investments in technology and IT projects, including maintaining and enhancing our digital resiliency, and failure or delay in these projects could be costly and harmful to our business. Failure to deliver IT projects efficiently and effectively could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Insufficient IT capacity could also impact our capacity for timely, complete and accurate financial and non-financial reporting required by law.
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
Increased security threats and more sophisticated cyber misconduct pose a risk to our systems, networks, products and services. We rely upon IT systems and networks, some of which are managed by or belong to third parties, including suppliers, partners, vendors, and service providers. Additionally, we collect, store and process sensitive information relating to our business, members, employees, and other third parties. Operating these IT systems and networks and processing and maintaining this data in a secure manner, are critical to our business operations and strategy. Remote work has also expanded possible attack surfaces. Attempts to gain unauthorized access to systems, networks and data, both ours and third parties with whom we work, are increasing in frequency and sophistication, and in some cases, these attempts are successful. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks have emerged as particularly prominent, including as vectors for ransomware attacks, which have increased in breadth and frequency. While we train our employees as part of our security efforts, that training cannot be completely effective. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. Our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host or have access to confidential information, periodically have vulnerabilities, which may go unnoticed for a period of time. Our logging capabilities, or the logging capabilities of third parties, are also not always complete or sufficiently detailed, affecting our ability to fully investigate and understand the scope of security events. While our cybersecurity and compliance efforts seek to mitigate such risks, there can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing, will be sufficient to protect our systems, information or other property.
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
If we do not successfully develop and maintain a relevant and comprehensive digital experience for our members, our results of operations could be adversely impacted.
We must keep pace with changing member expectations and new developments by our competitors. Our members are increasingly using mobile phones, tablets, computers, and other devices to shop and otherwise interact with us. We are making investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant member-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.
Inability to attract, train and retain qualified employees could adversely impact our business, financial condition and results of operations.
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
The retail business is highly competitive. We compete for members, employees, sites, products and services and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse-club operators, supermarkets, supercenters, online retailers, gasoline stations, pharmacies, hard discounters, department and specialty stores and operators selling a single category or narrow range of merchandise or services. Such retailers and warehouse club operators compete vigorously and in a variety of ways, including pricing, selection and availability, services, location, convenience, store hours, and the attractiveness and ease of use of websites and mobile applications. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop, which has enhanced competition. Some competitors have greater financial resources and technology capabilities, including the faster adoption of artificial intelligence, better access to merchandise, and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets or customer expectations could result in lost market share and negatively affect our financial results.

General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes and uncertainties related to government fiscal, monetary and tax policies including changes in interest rates, tax rates, duties, tariffs, or other restrictions, sovereign debt crises, pandemics and other health crises, and other economic factors could adversely affect demand for our products and services, require a change in product mix, or impact the cost of or ability to purchase inventory. Additionally, trade-related actions in various countries have affected the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs and policy changes. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to potential cost increases. Higher tariffs could adversely impact our results.
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
Fluctuations in foreign-exchange rates may adversely affect our results of operations.
During 2025, our international operations, including Canada, generated 27% and 34% of our net sales and operating income. Our international operations have accounted for an increasing portion of our warehouses, and we plan to continue international growth. To prepare our consolidated financial statements, we translate the financial statements of our international operations from local currencies into U.S. dollars using current exchange rates. Future fluctuations in exchange rates that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operations and have a corresponding adverse period-over-period effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign-exchange rates may increase.
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
Natural disasters, extreme weather conditions, and other catastrophic events, including those impacted by climate change, such as extreme temperatures, hurricanes, typhoons, floods, earthquakes, wildfires, droughts; acts of terrorism or violence, including active shooter situations; and energy shortages; particularly in California or Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to our properties or inventory, additional heating, cooling, and refrigeration costs, limitations on store operating hours, less frequent visits by members to physical locations, the temporary closure of warehouses, depots, manufacturing or home office facilities, the temporary lack of an adequate work force, disruptions to our IT systems, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots, delays in online merchandise delivery, the temporary reduction in the availability of products in our warehouses, and long-term disruption or threats to the habitability of key markets in which we operate. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
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
We believe that the price of our stock currently reflects high market expectations for our future operating results. Any failure to meet or delay in meeting these expectations, including our comparable sales growth rates, membership fee revenue, including new member sign-ups and renewal rates, gross margin, earnings, earnings per share, new warehouse openings, or dividend or stock repurchase policies could cause the price of our stock to decline.
Legal and Regulatory Risks
Changes in or failure to comply with laws and regulations could adversely impact our business, financial condition and results of operations.
We are subject to a wide and growing array of federal, state, local and international laws and regulations relating to (among other things), product and food safety, marketing, information security and privacy, labor and employment, imports and customs, transportation, intellectual property, anti-corruption, and environmental or social matters. These laws and regulations may expand mandatory reporting, increase the scope and complexity of matters that we are required to regulate, assess, and disclose, potentially limit our sourcing flexibility or require extensive system or other changes that could increase the cost of doing business. Failure to comply could result in harm to our members, employees, workers in the value chain or others, significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our business, financial condition and results of operations.
The impact of changes to or the introduction of new laws, regulations and policies and enforcement practices, can be unpredictable. These may require extensive system and operational changes, be difficult to implement, increase the cost of doing business, require significant capital expenditures, adversely impact the products or services we offer, or result in adverse publicity and harm to our reputation. If we fail to comply or respond adequately to changes in laws and regulations, our business, operations and financial performance may be adversely affected.
We are subject to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the countries or regions in which we operate, which could adversely affect our business, financial condition and results of operations.
At the end of 2025, we operated 285 warehouses outside of the U.S. (31% of all warehouse locations), and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political and economic conditions, regulatory constraints, currency regulations, policy changes, and other matters in any of the countries or regions in which we operate, now or in the future. Other factors that may impact international operations include foreign trade (including tariffs and trade sanctions), monetary and fiscal policies and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, and risks associated with having major facilities in locations which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and difficulty in enforcing intellectual property rights. New reporting obligations globally are increasing the cost and complexity of doing business.
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
Changes in federal, state and foreign tax rates and legislation, could adversely affect our financial condition and results of operations.
We are subject to a variety of taxes and tax collection and remittance obligations related to federal, state and foreign jurisdictions. Additionally, at any point in time, we may be under examination for value added, sales-based, payroll, product, import or other non-income taxes. We may recognize additional tax expense, be subject to additional tax liabilities, or incur losses and penalties, due to changes in laws, regulations, administrative practices, principles, assessments by authorities and interpretations related to tax, including tax rules in various jurisdictions. We compute our income tax provision based on enacted tax rates in the countries in which we operate. As tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, changes in the enacted tax rates or adverse outcomes in tax audits, including transfer pricing disputes, could have a material adverse effect on our financial condition and results of operations.
Failure or perceived failure to meet our environmental, social or governance (ESG) goals or expectations set by changing public interest and government regulation of ESG topics could result in reputational harm or adversely affect our business.
We are committed to doing what is right for the business, our members, employees and shareholders over the long-term. Costco has set public targets and disclosed intentions for future action regarding sustainability. There are dependencies outside of our control impacting our ability to meet our goals, including but not limited to: economic conditions, ability to access technology at an appropriate cost or scale, the ability to procure sufficient clean energy at competitive market rates to meet future operational and supplier needs, unforeseen operational and implementation challenges, termination or contraction of policies or systems which support our capital investments, and collaboration with third parties. For example, multiple states are implementing extended producer responsibility laws that will require us to enact policies and processes and will increase expenses in the form of fees paid to the state governments, else be subject to fines and penalties, among other effects. We may not make adequate and timely investments or successfully implement strategies that will effectively achieve our sustainability-related goals. Furthermore, federal, state and local regulatory authorities, private organizations and individuals may challenge our approach to ESG issues, including allegations that we failed in our efforts, should not have undertaken such efforts or that we improperly engaged other entities in our approach to ESG issues. A failure or perceived failure to meet our goals or otherwise meet evolving and diverse stakeholder expectations could lead to reputational harm.
Our operations require the treatment and disposal of wastewater, stormwater and agricultural and food processing wastes, the use and maintenance of refrigeration systems, noise, odor and dust management, the operation of mechanized processing equipment, and other operations that potentially could affect the environment and public health and safety. Failure to comply with current and future environmental, health and safety standards could result in the imposition of fines and penalties, illness or injury of our employees, and claims or lawsuits related to such illnesses or injuries, and temporary closures or limits on the operations of facilities.
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
Item 1B—Unresolved Staff Comments
None.
Item 1C—Cybersecurity
Risk Management and Global Strategy
We have implemented processes, technologies, and controls to seek to assess, identify, and manage risks associated with cybersecurity threats. Management considers cybersecurity risks within our overall approach to enterprise risk management. We evaluate these risks based on several frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), Center for Internet Security (CIS) 18 Critical Security Controls, and the Payment Card Industry Data Security Standard. Our governance policies, including our Information Security Policy, outline high-level objectives designed to meet compliance and regulatory requirements.
We undertake regular NIST CSF and CIS 18 Critical Security Controls assessments, conducted by a third-party, to measure program maturity. We have implemented a variety of technologies, leveraging third-party security providers for some, and engage in multiple activities to seek to identify and mitigate vulnerabilities and risks in systems. These include, among other activities, scanning for common vulnerabilities and exposures, penetration tests on internal and external networks, code scans on applications, allowed application listing, configuration management tools, employee awareness and training, and internal and external audits. We also review with various frequencies and on a risk-based priority select third parties with whom we do business, in an effort to reduce the likelihood of security incidents or business interruptions. We maintain cybersecurity insurance that would apply to certain losses arising from significant security incidents.
We maintain a security operations center, supported by external providers and our employees, which provides threat detection and incident response capabilities. We maintain cyber incident response plans and related playbooks in coordination with stakeholders (including legal counsel). Significant incidents will be escalated to a Cybersecurity Materiality Committee to assess materiality based on qualitative and quantitative factors. The Committee is composed of a cross-divisional group of executives representing the core business functions of Information Technology and Security, Operations, Administration, Finance and Accounting, and Legal. We conduct periodic tabletop exercises, including at the executive level, to review our response processes and incident management procedures.
Governance
Our Board of Directors has delegated certain responsibilities to the Audit Committee of the Board. The Audit Committee reviews and discusses with management the identification and mitigation of cybersecurity risks, including (among other things) the effectiveness of risk-management policies and practices designed to help safeguard our operations, financial systems, and data. Our Chief Information and Digital Officer (CIDO) and his executive team, including the Vice President of Information Security and Chief Information Security Officer (CISO), present cybersecurity-related topics, including program maturity progress, regularly to the Audit Committee. The Internal Audit team, in its periodic compliance and risk assessment updates to the Audit Committee, also reports on its reviews of certain of our cybersecurity risk exposures, controls, and management actions. The full Board also receives cybersecurity evaluations from time to time.
Our information security organization is led by the CISO. The CISO is responsible for all aspects of our cybersecurity program, including cybersecurity engineering and architecture, cybersecurity operations, incident response, threat intelligence, identity and access management, cybersecurity risk and compliance, and vulnerability management. Our former CISO left the Company in June 2025, and we are actively sourcing a qualified replacement. In the interim, our Deputy CISO, who has over 20 years of cybersecurity and leadership experience, is managing the CISO responsibilities. The CISO position reports to our CIDO, who has more than 30 years experience in which he has led global digital responsibilities, including leading global cyber teams. Our CIDO reports to the Chief Executive Officer.
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

Item 2—Properties
Warehouse Properties
At August 31, 2025, we operated 914 membership warehouses:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	512	117	629
Canada	94	16	110
Other International	119	56	175
Total	725	189	914
_______________
(1)141 of the 189 leases are land-only leases, where Costco owns the building.
At the end of 2025, our warehouses contained approximately 134.7 million square feet of operating floor space: 93.6 million in the U.S.; 15.9 million in Canada; and 25.2 million in Other International. Total square feet associated with distribution and logistics facilities were approximately 32.2 million. Additionally, we operate various processing, packaging, manufacturing and other facilities to support our business, which includes the production of certain private-label items.
Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.
PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On September 30, 2025, we had 10,813 stockholders of record.
Payment of dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.

Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase activity for the fourth quarter of 2025 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 12—June 8, 2025	69,000	$1,022.70	69,000	$2,172
June 9—July 6, 2025	71,000	990.69	71,000	2,102
July 7—August 3, 2025	73,000	955.59	73,000	2,032
August 4—August 31, 2025	72,000	966.22	72,000	1,962
Total fourth quarter	285,000	$983.13	285,000
_______________
(1)Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027.
Performance Graph
The following graph compares the cumulative total shareholder return assuming reinvestment of dividends on an investment of $100 in Costco common stock, S&P 500 Index, and the S&P Retail Select Index over the five years from August 30, 2020, through August 31, 2025. The S&P Retail Select Index comprises stocks in the S&P Total Market Index that are classified in the GICS Apparel Retail, Automotive Retail, Broadline Retail, Computer & Electronic Retail, Consumer Staples Merchandise Retail, Drug Retail, Food Retailers and Other Specialty Retail sub-industries.

Comparison of 5-Year Cumulative Total Returns

400
300
200
100
0
2020
2021
2022
2023
2024
2025
Costco
S&P 500
S&P Retail Select

The following graph provides information concerning average sales per warehouse over a 10-year period.

Average Sales Per Warehouse*
(Sales In Millions)
Year Opened	# of Whses
2025	24										$192
2024	29									$170	192
2023	23								$151	166	186
2022	23							$150	158	179	201
2021	20						$140	158	172	187	210
2020	13					$132	152	184	193	215	240
2019	20				$129	138	172	208	216	226	242
2018	21			$116	119	141	172	202	214	231	245
2017	26		$121	142	158	176	206	237	247	262	277
2016 & Before	715	$159	165	179	186	197	223	254	263	274	287

Totals	914	$159	$163	$176	$182	$192	$217	$245	$252	$260	$272
		2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
		Fiscal Year
*First year sales annualized.
2017 and 2023 were 53-week fiscal years but have been normalized for purposes of comparability.
Item 6—Reserved

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, percentages and warehouse count data)
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2025 compared to 2024. For discussion related to the results of operations and changes in financial condition for 2024 compared to 2023 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2024 Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on October 9, 2024.
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (e-commerce, business centers, travel, and other). E-commerce and business center sales are allocated to the appropriate merchandise categories in the Net Sales discussion. The 2% reward associated with Executive membership reduces net sales and is allocated to the category in which the reward is generated (core merchandise categories, warehouse ancillary, and other businesses). Comparable sales is defined as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and sales related to e-commerce sites operating for more than one year. The measure is intended as supplemental information and is not a substitute for net sales presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and should be reviewed in conjunction with results reported in accordance with U.S. GAAP. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations) and inflation or deflation in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
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
We also achieve net sales growth by opening new warehouses. As our warehouse base grows and available and desirable sites become more difficult to secure, square footage growth becomes a comparatively less substantial component of growth. Negative aspects of such growth include lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets. Our rate of square footage growth is generally higher in many of our foreign markets, due to the smaller base in those markets, and we expect that to continue.
The membership format is integral to our business and profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of Executive memberships, and sustain high renewal rates materially influences our profitability. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. Our paid-membership growth rate may be adversely impacted when warehouse openings occur in existing markets as compared to new markets. Our worldwide renewal rate is adversely impacted by membership growth in newer international markets and a higher penetration of memberships sold online, including through digital membership promotions, which renew at a slightly lower rate on average.
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
Our operating models are generally the same across our U.S., Canadian, and Other International operating segments (see Note 11 to the consolidated financial statements included in Item 8 of this Report). Certain operations in the Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of sales, less or no direct membership warehouse competition, or lack e-commerce or business delivery.
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
Our fiscal year ends on the Sunday closest to August 31. References to 2025 and 2024 relate to the 52-week fiscal years ended August 31, 2025, and September 1, 2024. References to 2023 relate to the 53-week fiscal year ended September 3, 2023. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for 2025 include:
•We opened 27 new warehouses, including three relocations, for a total of 24 net new warehouses: 15 in the U.S., two in our Canadian segment, and seven in our Other International segment, compared to 30 new warehouses, including one relocation, in 2024;
•Net sales increased 8% to $269,912, driven by an increase in comparable sales and sales at new warehouses;
•Membership fee revenue increased 10% to $5,323, driven by new member sign-ups and membership fee increases;
•Gross margin percentage increased 20 basis points; 11 basis points excluding the impact of gasoline price deflation on net sales;
•SG&A expenses as a percentage of net sales increased 11 basis points; three basis points excluding the impact of gasoline price deflation;
•The effective tax rate in 2025 was 25.1%, compared to 24.4% in 2024;
•Net income increased 10% to $8,099, or $18.21 per diluted share compared to $7,367, or $16.56 per diluted share in 2024. Foreign-exchange rates had a negative impact on net income of $97, $0.22 per diluted share; and
•In April, the Board of Directors approved a 12% increase in the quarterly cash dividend.

RESULTS OF OPERATIONS
Net Sales

	2025	2024	2023
Net Sales	$269,912	$249,625	$237,710
Changes in net sales:
U.S.	9%	4%	7%
Canada	6%	6%	4%
Other International	8%	9%	9%
Total Company	8%	5%	7%
Changes in comparable sales(1):
U.S.	6%	4%	3%
Canada	5%	7%	2%
Other International	5%	8%	3%
Total Company	6%	5%	3%
E-commerce	16%	16%	(6)%
Changes in comparable sales excluding the impact of changes in foreign-currency and gasoline prices(1):
U.S.	7%	5%	4%
Canada	8%	8%	8%
Other International	8%	8%	8%
Total Company	8%	6%	5%
E-commerce	16%	16%	(5)%
_______________
(1)Comparable sales for 2024 were calculated using comparable retail weeks.

Net sales increased $20,287 or 8% during 2025. The improvement was primarily attributable to an increase in comparable sales of $14,788 or 6%. Comparable sales were positively impacted by increases of 5% in shopping frequency and approximately 1% in average ticket. The remaining increase in net sales was driven by sales at the 24 net new warehouses opened since the end of 2024.
Sales increased $19,086 or 10% in core merchandise categories, increasing in all categories. Sales in warehouse ancillary and other businesses increased $1,201, or 2%.
Lower gasoline prices negatively impacted net sales by $2,329, or 93 basis points, with an 8% decrease in the average price per gallon. The volume of gasoline sold increased approximately 2%, positively impacting net sales by $440, or 18 basis points.
Changes in foreign currencies relative to the U.S. dollar negatively impacted net sales by approximately $1,943, or 78 basis points, attributable to our Other International and Canadian operations.
Membership Fees

	2025	2024	2023
Membership fees	$5,323	$4,828	$4,580
Membership fee revenue increased 10% in 2025, driven by new member sign-ups and membership fee increases. At the end of 2025, our member renewal rates were 92.3% in the U.S. and Canada and 89.8% worldwide. Renewal rates were negatively impacted by a higher number of memberships sold online, including through digital promotions, entering the renewal rate calculation. These members renew at a slightly lower rate on average.
As previously reported, we increased our annual membership fees in the U.S. and Canada, effective September 1, 2024. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. The fee income increase accounted for approximately 40% of membership income growth during 2025.
Gross Margin

	2025	2024	2023
Net sales	$269,912	$249,625	$237,710
Less merchandise costs	239,886	222,358	212,586
Gross margin	$30,026	$27,267	$25,124
Gross margin percentage	11.12%	10.92%	10.57%
Gross margin percentage increased 20 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 11.03%, an increase of 11 basis points. This increase was positively impacted by 19 basis points in our core merchandise categories, primarily due to fresh foods and our co-branded credit card program. Gross margin percentage was negatively impacted by seven basis points due to a LIFO charge in 2025 for higher merchandise costs and one basis point in warehouse ancillary and other businesses. Changes in foreign currencies relative to the U.S. dollar negatively impacted gross margin by approximately $224, attributable to our Other International and Canadian operations.
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
Gross margin on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. segment, which performed similarly to the consolidated results above. Our Canadian and Other International segments gross margin increased, primarily due to increases in core merchandise categories and warehouse ancillary and other businesses.
Selling, General and Administrative Expenses

	2025	2024	2023
SG&A expenses	$24,966	$22,810	$21,590
SG&A expenses as a percentage of net sales	9.25%	9.14%	9.08%
SG&A expenses as a percentage of net sales increased 11 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.17%, an increase of three basis points. The comparison to last year was negatively impacted by three basis points due to warehouse operations and other businesses. Changes in foreign currencies relative to the U.S. dollar decreased SG&A expenses by approximately $127, attributable to our Canadian and Other International operations.
Interest Expense

	2025	2024	2023
Interest expense	$154	$169	$160

Interest expense is primarily related to Senior Notes and financing leases. The decrease was primarily due to repayment of the 2.750% Senior Notes in May 2024. For more information on our debt arrangements, refer to the consolidated financial statements included in Item 8 of this Report.
Interest Income and Other, Net

	2025	2024	2023
Interest income	$469	$533	$470
Foreign-currency transaction gains, net	84	26	29
Other, net	36	65	34
Interest income and other, net	$589	$624	$533
The decrease in interest income in 2025 was due to lower interest rates, partially offset by higher cash balances. Foreign-currency transaction gains, net, include revaluation or settlement of monetary assets and liabilities, and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign-Currency sections in Note 1 to the consolidated financial statements included in Item 8 of this Report.
Provision for Income Taxes

	2025	2024	2023
Provision for income taxes	$2,719	$2,373	$2,195
Effective tax rate	25.1%	24.4%	25.9%
The effective tax rate for 2025 was favorably impacted by discrete tax benefits of $100 related to stock compensation.
The effective tax rate for 2024 was favorably impacted by discrete tax benefits of $94 related to the portion of the special cash dividend payable through our 401(k) plan, a net non-recurring tax benefit of $63 related to a transfer pricing settlement and certain true-ups of tax reserves, and $45 related to stock compensation.
The Organization of Economic Cooperation and Development (OECD) introduced a framework to implement a global minimum corporate tax of 15% (referred to as Pillar 2) which was effective for fiscal 2025. The impacts of Pillar 2 did not have a material impact on our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2025	2024	2023
Net cash provided by operating activities	$13,335	$11,339	$11,068
Net cash used in investing activities	(5,311)	(4,409)	(4,972)
Net cash used in financing activities	(3,775)	(10,764)	(2,614)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $15,284 and $11,144 at August 31, 2025, and September 1, 2024. Of these balances, unsettled credit and debit card receivables represented approximately $2,670 and $2,519. These receivables generally settle within four days.
Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and construction and land purchase obligations. See Notes 4 and 5 to the consolidated financial statements included in Item 8 of this Report for amounts outstanding on August 31, 2025, related to debt and leases.

Purchase obligations consist of contracts primarily related to merchandise, equipment, and third-party services, the majority of which are due in the next 12 months. Construction and land-purchase obligations consist of contracts primarily related to the development and opening of new and relocated warehouses, the majority of which (other than leases) are due in the next 12 months.
We believe that our cash and investment positions and operating cash flow, with capacity under existing and available credit agreements, will be sufficient to meet our liquidity and capital requirements for the foreseeable future and that our U.S. current and projected asset position is sufficient to meet our U.S. liquidity requirements.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $13,335 in 2025, compared to $11,339 in 2024. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including wages and employee benefits, utilities, credit and debit card processing fees, and operating leases. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $5,311 in 2025, compared to $4,409 in 2024, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses, information systems, and manufacturing and distribution facilities. In 2025, we spent $5,498 on capital expenditures, and it is our current intention to spend $6,000 to $6,500 during fiscal 2026. These expenditures are expected to be financed with cash from operations, cash and cash equivalents, and short-term investments. We opened 27 new warehouses, including three relocations, in 2025, and plan to open up to 35 new warehouses, including five relocations, in 2026. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $3,775 in 2025, compared to $10,764 in 2024. Cash flow used in financing activities primarily related to the payment of dividends, repayments of long-term debt and short-term borrowings, repurchases of common stock, and withholding taxes on stock-based awards. Cash flow provided by financing activities included proceeds from short-term borrowings and issuance of long-term debt.
Long-term Debt
Repayments of long-term debt in 2025 totaled $103, as compared to $1,077 in 2024. Repayments in 2024 included the $1,000 outstanding principal balance on our 2.750% Senior Notes. There were no proceeds from long-term debt in 2025, as compared to $498 in 2024. Proceeds in 2024 included four Guaranteed Senior Notes issued by our Japan subsidiary.
Dividends
Cash dividends declared in 2025 totaled $2,183 or $4.92 per share, as compared to $8,589 or $19.36 per share in 2024. Dividends in 2024 included a special dividend of $15 per share, resulting in a payment of approximately $6,655. In April 2025, the Board of Directors increased our quarterly cash dividend from $1.16 to $1.30 per share.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During 2025 and 2024, we repurchased 943,000 and 1,004,000 shares of common stock, at an average price per share of $957.66 and $695.29, totaling approximately $903 and $698. These amounts may differ from the accompanying consolidated statements of cash flows due to changes in unsettled repurchases at the end of each fiscal year. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $1,962 at the end of 2025.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At August 31, 2025, we had borrowing capacity under these facilities of $1,220. Our international operations maintain $721 of this capacity under bank credit facilities, of which $199 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the consolidated balance sheets, were immaterial at the end of 2025 and 2024.
We have letter of credit facilities, for commercial and standby letters of credit, totaling $224. The outstanding commitments under these facilities at the end of 2025 totaled $200, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures to very large losses. We use various risk management mechanisms, including a wholly-owned captive insurance subsidiary, and participate in a reinsurance program. Liabilities associated with the risks that we retain are not discounted and are estimated using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The costs of claims are highly unpredictable and can fluctuate as a result of inflation rates, regulatory or legal changes, and unforeseen developments in claim frequency and amounts. While we believe our estimates are reasonable, actual claims and costs could differ significantly from recorded liabilities. Historically, adjustments to our estimates have been immaterial.
Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the consolidated financial statements included in Item 8 of this Report.
Item 7A—Quantitative and Qualitative Disclosures About Market Risk (amounts in millions)
Our exposure to financial market risk results from fluctuations in interest rates and foreign-currency exchange rates. We do not engage in speculative or leveraged transactions or hold or issue financial instruments for trading purposes.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment holdings, which are diversified among various instruments considered to be cash equivalents, as defined in Note 1 to the consolidated financial statements included in Item 8 of this Report, as well as short-term investments in government and agency securities with effective maturities of generally three months to five years at the date of purchase. The primary objective of our investment activities is to preserve principal and secondarily to generate yields. The majority of our short-term investments are in fixed interest-rate securities. These securities are subject to changes in fair value due to interest rate fluctuations.
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
A 100 basis point change in interest rates as of the end of 2025 would have had an immaterial incremental change in fair market value. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2025, long-term debt with fixed interest rates was $5,805. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
Foreign-Currency Risk
Our foreign subsidiaries conduct certain transactions in non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of these fluctuations on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. For additional information related to the Company's forward foreign-exchange contracts, see Notes 1 and 3 to the consolidated financial statements included in Item 8 of this

Report. A hypothetical 10% strengthening of the functional currencies compared to the non-functional currency exchange rates at August 31, 2025, would have decreased the fair value of the contracts by approximately $117 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
Commodity Price Risk
We are exposed to fluctuations in prices for energy, particularly electricity and natural gas, and other commodities used in retail and manufacturing operations. We seek to partially mitigate these through fixed-price contracts for certain of our warehouses and other facilities, predominantly in the U.S. and Canada. We also enter into variable-priced contracts for some purchases of electricity and natural gas, in addition to some of the fuel for our gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases and normal sales” exception under authoritative guidance and require no mark-to-market adjustment.

Item 8—Financial Statements and Supplementary Data
COSTCO WHOLESALE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries (the Company) as of August 31, 2025 and September 1, 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the fiscal years in the three-year period ended August 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and September 1, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended August 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 7, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Sufficiency of audit evidence over United States and Canada revenue
As discussed in Note 11 to the consolidated financial statements, the Company generated $200,046 million and $36,923 million of total revenue in the United States (U.S.) and Canada, respectively, for the year ended August 31, 2025, which included revenue from membership fees, merchandise sales, and gasoline sales (U.S. and Canada revenue). The processing and recording of U.S. and Canada revenue is dependent upon the use of multiple information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over U.S. and Canada revenue as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the highly automated nature of certain processes to record U.S. and Canada revenue, which involves interfacing significant volumes of data across multiple IT systems. The complexity of the IT environment required the involvement of IT professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of U.S. and Canada revenue, including the IT systems tested. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the design and testing the operating effectiveness of certain internal controls over the Company's revenue process, including general IT and application controls related to the IT systems used for the processing and recording of U.S. and Canada revenue. We performed a software-assisted data analysis to test the relationships among certain revenue journal entries. We evaluated the sufficiency of audit evidence obtained over U.S. and Canada revenue by assessing the results of procedures performed, including the appropriateness of nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Seattle, Washington
October 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Costco Wholesale Corporation and subsidiaries’ (the Company) internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2025 and September 1, 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the fiscal years in the three-year period ended August 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated October 7, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
October 7, 2025

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	August 31, 2025	September 1, 2024	September 3, 2023
REVENUE
Net sales	$269,912	$249,625	$237,710
Membership fees	5,323	4,828	4,580
Total revenue	275,235	254,453	242,290
OPERATING EXPENSES
Merchandise costs	239,886	222,358	212,586
Selling, general and administrative	24,966	22,810	21,590
Operating income	10,383	9,285	8,114
OTHER INCOME (EXPENSE)
Interest expense	(154)	(169)	(160)
Interest income and other, net	589	624	533
INCOME BEFORE INCOME TAXES	10,818	9,740	8,487
Provision for income taxes	2,719	2,373	2,195
NET INCOME	$8,099	$7,367	$6,292
NET INCOME PER COMMON SHARE:
Basic	$18.24	$16.59	$14.18
Diluted	$18.21	$16.56	$14.16
Shares used in calculation (000’s)
Basic	443,985	443,914	443,854
Diluted	444,803	444,759	444,452

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	August 31, 2025	September 1, 2024	September 3, 2023
NET INCOME	$8,099	$7,367	$6,292
Foreign-currency translation adjustment and other, net	58	(23)	24
COMPREHENSIVE INCOME	$8,157	$7,344	$6,316

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	August 31, 2025	September 1, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,161	$9,906
Short-term investments	1,123	1,238
Receivables, net	3,203	2,721
Merchandise inventories	18,116	18,647
Other current assets	1,777	1,734
Total current assets	38,380	34,246
OTHER ASSETS
Property and equipment, net	31,909	29,032
Operating lease right-of-use assets	2,725	2,617
Other long-term assets	4,085	3,936
TOTAL ASSETS	$77,099	$69,831
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$19,783	$19,421
Accrued salaries and benefits	5,205	4,794
Accrued member rewards	2,677	2,435
Deferred membership fees	2,854	2,501
Other current liabilities	6,589	6,313
Total current liabilities	37,108	35,464
OTHER LIABILITIES
Long-term debt, excluding current portion	5,713	5,794
Long-term operating lease liabilities	2,460	2,375
Other long-term liabilities	2,654	2,576
TOTAL LIABILITIES	47,935	46,209
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,237,000 and 443,126,000 shares issued and outstanding	2	2
Additional paid-in capital	8,282	7,829
Accumulated other comprehensive loss	(1,770)	(1,828)
Retained earnings	22,650	17,619
TOTAL EQUITY	29,164	23,622
TOTAL LIABILITIES AND EQUITY	$77,099	$69,831
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Costco Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares (000’s)	Amount
BALANCE AT AUGUST 28, 2022	442,664	$2	$6,884	$(1,829)	$15,585	$20,642	$5	$20,647
Net income	—	—	—	—	6,292	6,292	—	6,292
Foreign-currency translation adjustment and other, net	—	—	—	24	—	24	—	24
Stock-based compensation	—	—	778	—	—	778	—	778
Release of vested restricted stock units (RSUs), including tax effects	1,470	—	(303)	—	—	(303)	—	(303)
Repurchases of common stock	(1,341)	—	(24)	—	(653)	(677)	—	(677)
Cash dividends declared and other	—	—	5	—	(1,703)	(1,698)	(5)	(1,703)
BALANCE AT SEPTEMBER 3, 2023	442,793	2	7,340	(1,805)	19,521	25,058	—	25,058
Net income	—	—	—	—	7,367	7,367	—	7,367
Foreign-currency translation adjustment and other, net	—	—	—	(23)	—	(23)	—	(23)
Stock-based compensation	—	—	822	—	—	822	—	822
Release of vested RSUs, including tax effects	1,337	—	(315)	—	—	(315)	—	(315)
Repurchases of common stock	(1,004)	—	(18)	—	(680)	(698)	—	(698)
Cash dividends declared	—	—	—	—	(8,589)	(8,589)	—	(8,589)
BALANCE AT SEPTEMBER 1, 2024	443,126	2	7,829	(1,828)	17,619	23,622	—	23,622
Net income	—	—	—	—	8,099	8,099	—	8,099
Foreign-currency translation adjustment and other, net	—	—	—	58	—	58	—	58
Stock-based compensation	—	—	864	—	—	864	—	864
Release of vested RSUs, including tax effects	1,054	—	(393)	—	—	(393)	—	(393)
Repurchases of common stock	(943)	—	(18)	—	(885)	(903)	—	(903)
Cash dividends declared	—	—	—	—	(2,183)	(2,183)	—	(2,183)
BALANCE AT AUGUST 31, 2025	443,237	$2	$8,282	$(1,770)	$22,650	$29,164	$—	$29,164
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	August 31, 2025	September 1, 2024	September 3, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,099	$7,367	$6,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,426	2,237	2,077
Non-cash lease expense	303	315	412
Stock-based compensation	860	818	774
Impairment of assets and other non-cash operating activities, net	(117)	(9)	495
Changes in operating assets and liabilities:
Merchandise inventories	559	(2,068)	1,228
Accounts payable	404	1,938	(382)
Other operating assets and liabilities, net	801	741	172
Net cash provided by operating activities	13,335	11,339	11,068
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(5,498)	(4,710)	(4,323)
Purchases of short-term investments	(1,028)	(1,470)	(1,622)
Maturities of short-term investments	1,141	1,790	937
Other investing activities, net	74	(19)	36
Net cash used in investing activities	(5,311)	(4,409)	(4,972)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(862)	(920)	(935)
Proceeds from short-term borrowings	816	928	917
Repayments of long-term debt	(103)	(1,077)	(75)
Proceeds from issuance of long-term debt	—	498	—
Tax withholdings on stock-based awards	(393)	(315)	(303)
Repurchases of common stock	(903)	(700)	(676)
Cash dividend payments	(2,183)	(9,041)	(1,251)
Financing lease payments and other financing activities, net	(147)	(137)	(291)
Net cash used in financing activities	(3,775)	(10,764)	(2,614)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	40	15
Net change in cash and cash equivalents	4,255	(3,794)	3,497
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	9,906	13,700	10,203
CASH AND CASH EQUIVALENTS END OF YEAR	$14,161	$9,906	$13,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$106	$129	$125
Income taxes, net	$2,917	$2,319	$2,234
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$—	$—	$452
Capital expenditures included in liabilities	$193	$203	$170
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses and e-commerce sites based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At August 31, 2025, Costco operated 914 warehouses worldwide: 629 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 110 in Canada, 42 in Mexico, 37 in Japan, 29 in the U.K., 20 in Korea, 15 in Australia, 14 in Taiwan, seven in China, five in Spain, two in France, two in Sweden, and one each in Iceland and New Zealand. The Company operated e-commerce sites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
Basis of Presentation
The consolidated financial statements include the accounts of Costco and its wholly-owned subsidiaries. All material inter-company transactions among the Company and its consolidated subsidiaries have been eliminated in consolidation.
Fiscal Year End
The Company operates on a 52/53-week fiscal year basis with the year ending on the Sunday closest to August 31. References to 2025 and 2024 relate to the 52-week fiscal years ended August 31, 2025, and September 1, 2024. References to 2023 relate to the 53-week fiscal year ended September 3, 2023.
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
Reclassification
Reclassifications were made to the 2024 consolidated balance sheet to conform with current year presentation.
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to four days. Credit and debit card receivables were $2,670 and $2,519 at the end of 2025 and 2024.
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

Receivables, Net
Receivables consist primarily of vendor, credit card incentive, reinsurance, third-party pharmacy, and other receivables. Vendor receivables include discounts, volume rebates, and a variety of other programs. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor, in which case the receivables are presented on a net basis. Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary and primarily represent amounts ceded through reinsurance arrangements gross of the amounts assumed under reinsurance, which are presented within other current liabilities in the consolidated balance sheets. Credit card incentive receivables primarily represent amounts earned under co-branded credit card arrangements. Third-party pharmacy receivables generally relate to amounts due from members’ insurers. Other receivables primarily consist of amounts due from governmental entities, mostly tax-related items.
The valuation allowance related to receivables was immaterial to the Company's consolidated financial statements at the end of 2025 and 2024.
Merchandise Inventories
Merchandise inventories consist of the following:

	2025	2024
United States	$12,868	$13,625
Canada	1,907	1,895
Other International	3,341	3,127
Merchandise inventories	$18,116	$18,647
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation or deflation rates and inventory levels have been determined. Due to higher merchandise costs in 2025, a $142 charge was recorded to merchandise costs to increase the cumulative LIFO valuation on merchandise inventories at August 31, 2025. An immaterial LIFO benefit was recorded in 2024 and an immaterial charge was recorded in 2023. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the first-in, first-out (FIFO) basis.
The Company initially provides for estimated inventory losses between physical inventory counts using estimates based on experience. The provision is adjusted to reflect physical inventory counts, which generally occur in the second and fourth fiscal quarters. Inventory cost where appropriate is reduced by estimates of vendor rebates when earned or as the Company progresses towards earning those rebates, provided that they are probable and reasonably estimable.
Property and Equipment, Net
Property and equipment are stated at cost. Depreciation and amortization expense is computed primarily using the straight-line method over estimated useful lives. Leasehold improvements made after the beginning of the initial lease term are depreciated over the shorter of the estimated useful life of the asset or the remaining term of the initial lease plus any renewals that are reasonably certain at the date of the leasehold improvements.
The Company capitalizes certain computer software and costs incurred in developing or obtaining software for internal use. During development, these costs are included in construction in progress. To the extent that the assets become ready for their intended use, these costs are included in equipment and fixtures and amortized on a straight-line basis over estimated useful lives.
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments and improvements that add to or change asset function or useful life are capitalized. Assets removed during the remodel, refurbishment or improvement are retired. Assets classified as held-for-sale at the end of 2025 and 2024 were immaterial.
The following table summarizes the Company's property and equipment balances at the end of 2025 and 2024:

	Estimated Useful Lives	2025	2024
Land	N/A	$10,323	$9,447
Buildings and improvements	5-50 years	25,508	23,727
Equipment and fixtures	3-20 years	13,127	12,387
Construction in progress	N/A	1,882	1,389
		50,840	46,950
Accumulated depreciation and amortization		(18,931)	(17,918)
Property and equipment, net		$31,909	$29,032
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate that the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. Impairment charges recognized in 2025, 2024 and 2023 were immaterial.
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
The Company's asset retirement obligations (ARO) primarily relate to leasehold improvements that must be removed at the end of a lease. These obligations are recorded as a discounted liability, with an offsetting asset, based upon the estimated fair value of the costs to remove the improvements. These liabilities are accreted over time to the projected future value of the obligation. The ARO assets are depreciated using the same depreciation method as the leasehold improvement assets and are included in buildings and improvements. Estimated ARO liabilities associated with these leases are included in other long-term liabilities in the consolidated balance sheet.
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
Goodwill is included in other long-term assets in the consolidated balance sheets. At the end of 2025, 2024, and 2023 goodwill balances in the Company's U.S., Canadian, and Other International operations were $953, $26, and $15. No impairment charges were recorded in 2025, 2024, or 2023.
Definite-lived intangible assets, which are immaterial, are included in other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures to very large losses. The Company uses various risk management mechanisms, including a wholly-owned captive insurance subsidiary and participates in a reinsurance program. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences, claims, or expenses differ from these assumptions and historical trends. At the end of 2025 and 2024, these insurance liabilities were $1,878 and $1,612 in the aggregate, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
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
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign-exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries with functional currencies other than the U.S. dollar. These contracts either do not qualify for or the Company has not elected derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. The aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial at the end of 2025 and 2024. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $1,184 and $1,212 at the end of 2025 and 2024. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2025 and 2024.
The unrealized gains or losses recognized in interest income and other, net in the consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2025, 2024 and 2023.
The Company is exposed to fluctuations in prices for energy, particularly electricity and natural gas, and other commodities used in retail and manufacturing operations, which it seeks to partially mitigate through the use of fixed-price contracts for certain of its warehouses and other facilities, primarily in the U.S. and Canada. The Company also enters into variable-priced contracts for some purchases of natural gas, in addition to fuel for its gas stations, on an index basis. These contracts meet the characteristics of derivative instruments, but generally qualify for the “normal purchases and normal sales” exception under authoritative guidance and require no mark-to-market adjustment.
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
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were immaterial in 2025, 2024, and 2023.
Revenue Recognition
The Company recognizes sales for the amount of consideration collected from the member, which includes gross shipping fees where applicable, and is net of sales taxes collected and remitted to government agencies and member returns. The Company reserves for estimated returns based on historical trends and reduces sales and merchandise costs accordingly. The Company records on a gross basis a refund liability and an asset for recovery, which are included in other current liabilities and other current assets, respectively, in the consolidated balance sheets.
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
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. Deferred membership fees at the end of 2025 and 2024 were $2,854 and $2,501.
In most countries, the Company's Executive members qualify for a 2% reward on qualified purchases, subject to an annual maximum value, which does not expire and is redeemable at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the consolidated balance sheets. Estimated breakage is computed based on redemption data. For 2025, 2024, and 2023, the net reduction in sales was $3,007, $2,804, and $2,576.
The Company sells and otherwise provides proprietary shop cards that do not expire and are redeemable at the warehouse or online for merchandise or membership. Revenue from shop cards is recognized upon redemption, and estimated breakage is recognized based on redemption data. The Company accounts for outstanding shop card balances as a liability, net of estimated breakage. Shop card liabilities are included in other current liabilities in the consolidated balance sheets.
Citibank, N.A. is the exclusive issuer of co-branded credit cards to U.S. members. The Company receives various forms of consideration from Citibank, including a royalty on purchases made on the card outside of Costco. A portion of the royalty is used to fund the rebate that cardholders receive, after taking into consideration breakage, which is calculated based on rebate redemption data. The rebates are issued in February and expire on December 31. The Company also maintains varying co-branded credit card arrangements in Canada and certain other International subsidiaries.
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
Vendor Consideration
The Company receives funds from vendors for discounts and a variety of other programs. These programs are evidenced by agreements that are reflected in the carrying value of the inventory when earned or as the Company progresses towards earning the rebate or discount, and as a component of merchandise costs as the merchandise is sold. Other vendor consideration is generally recorded as a reduction of merchandise costs upon completion of contractual milestones, agreement terms, or other systematic approaches.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, benefits and workers’ compensation costs for warehouse employees (other than fresh foods departments and certain ancillary businesses, which are reflected in merchandise costs), as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include substantially all building and equipment depreciation, stock compensation expense, credit and debit card processing fees, utilities, preopening, as well as other operating costs incurred to support warehouse and e-commerce operations.
Retirement Plans
The Company's 401(k) retirement plan is available to all U.S. employees over the age of 18 who have completed 90 days of employment. The plan allows participants to make wage deferral contributions, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for employees in Canada and contributes a percentage of each employee's wages. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans, which are immaterial. Amounts expensed under all plans were $1,061, $963, and $914 for 2025, 2024, and 2023, and are predominantly included in SG&A expenses in the consolidated statements of income.
Stock-Based Compensation
The Company grants stock-based compensation, primarily to employees and non-employee directors. Grants to executive officers are generally performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. Restricted Stock Units (RSUs) granted to employees and to non-employee directors generally vest over five years and three years and are subject to quarterly vesting in the event of retirement or voluntary termination. Employees who attain at least 25 years of service with the Company and non-employee directors with five or more years may receive shares under accelerated vesting provisions. Recipients are not entitled to vote or receive dividends on unvested and undelivered shares.
In May 2025, the Compensation Committee approved changes to the vesting schedule applicable only to future grants. Existing participants in the Plan had the option to make a one-time election to remain under the five-year vesting schedule with acceleration for long service or to change to a three-year vesting schedule with no such acceleration. RSUs granted to new participants will vest over the three-year term with no such acceleration. This has no impact on RSUs outstanding or the related disclosures in Note 7.
Compensation expense for awards is predominantly recognized using the straight-line method over the requisite service period for the entire award and forfeitures are recognized as they occur. Under accelerated vesting provisions, compensation expense is recognized upon achievement of the long-service term. The cumulative amount of compensation cost recognized at any point in time equals at least the portion of the grant-date fair value of the award that is vested at that date. The fair value of RSUs is calculated as the market value of the common stock on the measurement date less the present value of the expected dividends forgone during the vesting period.
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
Recent Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, which is intended to improve reportable segment disclosure requirements, primarily about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU for the fiscal year ended August 31, 2025, on a retrospective basis for all prior periods presented in the financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued 2024-03, which requires disaggregated disclosures of certain costs and expenses on the income statement on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.
The Company is evaluating both standards.

Note 2—Investments
The Company’s investments were as follows:

2025:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$783	$3	$786
Held-to-maturity:
Certificates of deposit	337	—	337
Total short-term investments	$1,120	$3	$1,123

2024:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$689	$(1)	$688
Held-to-maturity:
Certificates of deposit	550	—	550
Total short-term investments	$1,239	$(1)	$1,238
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the years ended August 31, 2025, and September 1, 2024. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during 2025 or 2024.
The maturities of available-for-sale and held-to-maturity securities at the end of 2025 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$119	$119	$337
Due after one year through five years	474	477	—
Due after five years	190	190	—
Total	$783	$786	$337
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the hierarchy reflecting the valuation techniques utilized to determine such fair value:

	Level 2
	2025	2024
Investment in government and agency securities	$786	$688
Forward foreign-exchange contracts, in asset position(1)	6	1
Forward foreign-exchange contracts, in (liability) position(1)	(14)	(28)
Total	$778	$661
 ____________
(1)The asset and liability values are included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.

At August 31, 2025, and September 1, 2024, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during 2025 or 2024.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no material fair value adjustments to these items during 2025 and 2024. Please see Note 1 for additional information.
Note 4—Debt
Short-Term Borrowings
The Company maintains various short-term bank credit facilities, with a borrowing capacity of $1,220 and $1,198, in 2025 and 2024. Short-term borrowings outstanding were immaterial at the end of 2025 and 2024.
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
Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japanese subsidiary, valued using Level 3 inputs. In 2024, the Company’s Japan subsidiary issued four Guaranteed Senior Notes, totaling approximately $500, at fixed interest rates ranging from 1.400% to 2.120%. Interest is payable semi-annually, and maturity dates range from November 2033, to November 2043. In 2025, 2024, and 2023 the Japanese subsidiary repaid $103, $77, and $75 of its Guaranteed Senior Notes.
In 2024, the Company repaid the $1,000 outstanding principal balance on its 2.750% Senior Notes.
At the end of 2025 and 2024, the fair value of the Company's long-term debt, including the current portion, was approximately $5,370 and $5,412. The carrying value of long-term debt consisted of the following:

	2025	2024
3.000% Senior Notes due May 2027	$1,000	$1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	805	919
Total long-term debt	5,805	5,919
Less unamortized debt discounts and issuance costs	17	22
Less current portion(1)	75	103
Long-term debt, excluding current portion	$5,713	$5,794
_____________
(1)Net of unamortized debt discounts and issuance costs and included in other current liabilities in the accompanying consolidated balance sheets.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2026	$75
2027	2,250
2028	—
2029	148
2030	1,750
Thereafter	1,582
Total	$5,805
Note 5—Leases
Information regarding the Company's lease assets and liabilities were as follows:

	2025	2024
Assets
Operating lease right-of-use assets	$2,725	$2,617
Finance lease assets(1)	1,488	1,433
Total lease assets	$4,213	$4,050
Liabilities
Current
Operating lease liabilities(2)	$208	$179
Finance lease liabilities(2)	78	147
Long-term
Operating lease liabilities	2,460	2,375
Finance lease liabilities(3)	1,401	1,351
Total lease liabilities	$4,147	$4,052
 _______________
(1)Included in other long-term assets in the consolidated balance sheets.
(2)Included in other current liabilities in the consolidated balance sheets.
(3)Included in other long-term liabilities in the consolidated balance sheets.

	2025	2024
Weighted-average remaining lease term (years)
Operating leases	20	19
Finance leases	25	23
Weighted-average discount rate
Operating leases	3.05%	2.67%
Finance leases	4.63%	4.59%

The components of lease expense, excluding short-term lease costs and sublease income (which were immaterial), were as follows:

	2025	2024	2023
Operating lease costs(1)	$271	$284	$309
Finance lease costs:
Amortization of lease assets(1)	102	97	169
Interest on lease liabilities(2)	63	58	54
Variable lease costs(1)	182	163	160
Total lease costs	$618	$602	$692
 _______________
(1)Included in selling, general and administrative expenses and merchandise costs in the consolidated statements of income.
(2)Included in interest expense and merchandise costs in the consolidated statements of income.
Supplemental cash flow information related to leases were as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows — operating leases	$255	$274	$287
Operating cash flows — finance leases	58	58	54
Financing cash flows — finance leases	147	136	291
Operating lease assets obtained in exchange for new or modified leases	294	125	202
Finance lease assets obtained in exchange for new or modified leases	131	200	100
As of August 31, 2025, future minimum payments during the next five fiscal years and thereafter are as follows:

	Operating Leases(1)	Finance Leases
2026	$267	$133
2027	250	132
2028	235	135
2029	204	122
2030	184	109
Thereafter	2,451	1,780
Total(2)	3,591	2,411
Less amount representing interest	923	932
Present value of lease liabilities	$2,668	$1,479
 _______________
(1)Operating lease payments have not been reduced by expected future sublease income of $92.
(2)Excludes $1,094 of lease payments for leases that have been signed but not commenced.

Note 6—Equity
Dividends
Cash dividends declared in 2025 totaled $2,183 or $4.92 per share, as compared to $8,589 or $19.36 per share in 2024. Dividends in 2024 included a special dividend of $15 per share, resulting in a payment of approximately $6,655. The Company's current quarterly dividend rate is $1.30 per share.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. As of the end of 2025, the remaining amount available under the authorization was $1,962. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2025	943	$957.66	$903
2024	1,004	695.29	698
2023	1,341	504.68	677
These amounts may differ from repurchases of common stock in the consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each fiscal year. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases and pursuant to plans under SEC Rule 10b5-1.
Note 7—Stock-Based Compensation
The 2019 Incentive Plan authorizes the issuance of up to 15,885,000 RSUs. The number of RSUs that may be granted under this Plan is subject to adjustments for changes in capital structure. The Company issues new shares of common stock upon vesting and settlement of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
At the end of 2025, 6,275,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•2,187,000 time-based RSUs, which vest upon continued employment or service over specified periods of time; and
•121,000 performance-based RSUs, of which 70,000 were granted to executive officers subject to the determination of the attainment of performance targets for 2025, which occurred in September 2025. At that time, a portion vested as a result of executive officers who met accelerated vesting provisions. The remaining awards vest upon continued employment over specified periods of time. Please refer to Note 1 for accelerated vesting requirements.

The following table summarizes RSU transactions during 2025:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2024	2,799	$463.24
Granted	1,095	883.46
Vested and delivered	(1,494)	558.05
Forfeited	(92)	567.87
Outstanding at the end of 2025	2,308	$597.00
The weighted-average grant date fair value of RSUs granted was $883.46, $547.26, and $471.47 in 2025, 2024, and 2023. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2025 was $897 and the weighted-average period of time over which this cost will be recognized is 1.6 years. Included in the outstanding balance at the end of 2025 were approximately 766,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	2025	2024	2023
Stock-based compensation expense	$860	$818	$774
Less recognized income tax benefit	183	173	163
Stock-based compensation expense, net	$677	$645	$611
Note 8—Taxes
Income Taxes
Income before income taxes is comprised of the following:

	2025	2024	2023
Domestic	$8,324	$7,255	$6,264
Foreign	2,494	2,485	2,223
Total	$10,818	$9,740	$8,487

The provisions for income taxes are as follows:

	2025	2024	2023
Federal:
Current	$1,395	$1,245	$1,056
Deferred	(42)	48	33
Total federal	1,353	1,293	1,089
State:
Current	449	431	374
Deferred	(18)	(77)	10
Total state	431	354	384
Foreign:
Current	955	798	732
Deferred	(20)	(72)	(10)
Total foreign	935	726	722
Total provision for income taxes	$2,719	$2,373	$2,195
The reconciliation between the statutory tax rate and the effective rate for 2025, 2024, and 2023 is as follows:

	2025		2024		2023
Federal taxes at statutory rate	$2,272	21.0%	$2,045	21.0%	$1,782	21.0%
State taxes, net	338	3.1	288	3.0	302	3.6
Foreign taxes, net	222	2.1	109	1.1	160	1.9
Employee stock ownership plan (ESOP)	(28)	(0.3)	(120)	(1.2)	(25)	(0.3)
Other	(85)	(0.8)	51	0.5	(24)	(0.3)
Total	$2,719	25.1%	$2,373	24.4%	$2,195	25.9%
The Company's effective tax rate in 2025, 2024, and 2023 included tax benefits of $100, $45, and $54, related to stock compensation. In 2024, tax benefits also included $94 related to the portion of the special dividend payable through the Company's 401(k) plan and a net non-recurring tax benefit of $63 related to a transfer pricing settlement and certain true-ups of tax reserves.

The components of the deferred tax assets (liabilities) are as follows:

	2025	2024
Deferred tax assets:
Equity compensation	$100	$96
Deferred income/membership fees	369	313
Foreign tax credit carry forward	390	315
Operating lease liabilities	699	678
Accrued liabilities and reserves	917	873
Total deferred tax assets	2,475	2,275
Valuation allowance	(554)	(494)
Total net deferred tax assets	1,921	1,781
Deferred tax liabilities:
Property and equipment	(944)	(948)
Merchandise inventories	(305)	(296)
Operating lease right-of-use assets	(670)	(652)
Foreign branch deferreds	(103)	(105)
Other	(31)	(1)
Total deferred tax liabilities	(2,053)	(2,002)
Net deferred tax liabilities	$(132)	$(221)
The deferred tax accounts at the end of 2025 and 2024 include deferred income tax assets of $592 and $548, included in other long-term assets; and deferred income tax liabilities of $724 and $769, included in other long-term liabilities.
In 2025 and 2024, the Company had valuation allowances of $554 and $494, primarily related to foreign tax credits that the Company believes will not be realized due to carry forward limitations. The foreign tax credit carry forwards are set to expire beginning in fiscal 2030.
The Company generally no longer considers fiscal year earnings of non-U.S. consolidated subsidiaries (other than China) indefinitely reinvested after 2023, in the case of Taiwan, and after 2017, in the case of all other subsidiaries, and has recorded the estimated incremental foreign withholding taxes (net of available foreign tax credits) and state income taxes payable assuming a hypothetical repatriation to the U.S. The Company considers undistributed earnings of certain non-U.S. consolidated subsidiaries, which totaled $3,177, to be indefinitely reinvested and has not provided for withholding or state taxes.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2025 and 2024 is as follows:

	2025	2024
Gross unrecognized tax benefit at beginning of year	$81	$16
Gross increases—current year tax positions	9	3
Gross increases—tax positions in prior years	14	64
Gross decreases—tax positions in prior years	(38)	—
Gross decreases—settlements	(1)	—
Lapse of statute of limitations	—	(2)
Gross unrecognized tax benefit at end of year	$65	$81

The gross unrecognized tax benefit includes tax positions for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. At the end of 2025 and 2024, these amounts were immaterial. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of these tax positions would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority. The total amount of such unrecognized tax benefits that if recognized would favorably affect the effective income tax rate in future periods is $65 and $79 at the end of 2025 and 2024.
Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties recognized during 2025 and 2024, and accrued at the end of each respective period were immaterial.
The Company is currently under audit by several jurisdictions in the U.S. and abroad. Some audits may conclude in the next 12 months, and the unrecognized tax benefits recorded in relation to the audits may differ from actual settlement amounts. It is not practical to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions in connection with the audits. The Company does not anticipate that there will be a material increase or decrease in the total amount of unrecognized tax benefits in the next 12 months.
The Company files income tax returns in the U.S., various state and local jurisdictions, in Canada, and in several other foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2018. The Company is currently subject to examination in California for fiscal years 2013 to present.
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

	2025	2024	2023
Net income	$8,099	$7,367	$6,292
Weighted average basic shares	443,985	443,914	443,854
RSUs	818	845	598
Weighted average diluted shares	444,803	444,759	444,452
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
Between September 25 and October 31, 2023, five class action suits were filed against the Company alleging privacy law violations stemming from pixel trackers on Costco.com: Birdwell v. Costco Wholesale Corp., No. C23-02416, Contra Costa County Superior Court; and Scott v. Costco Wholesale Corp., No. 2:23-cv-08808 (C.D. Cal.), now consolidated with R.S. v. Costco Wholesale Corp., No. 2:23-cv-01628 (W.D. Wash.); Groves, et ano., v. Costco Wholesale Corp., No. 2:23-cv-01662 (W.D. Wash.), and Castillo v. Costco Wholesale Corp., under No. 2:34-cv-01548 (W.D. Wash.). The Castillo plaintiffs filed a consolidated complaint on January 26, 2024, which seeks damages, equitable relief and attorneys’ fees under various statutes, including the Washington Consumer Protection Act, Washington Privacy Act, Washington Uniform Health Care Information Act, Electronic Communications Privacy Act, California Invasion of Privacy Act, and California Confidentiality of Medical Information Act. The consolidated complaint also alleges breach of implied contract, invasion of privacy, conversion, and unjust enrichment. The Company filed a motion to dismiss the Castillo complaint on March 11, 2024. In November 2024 the court denied the motion to dismiss in substantial part. On May 16, 2024, the parties stipulated to stay Birdwell pending resolution of Castillo. On January 2, and August 22, 2024, the Company received related civil investigative demands from the Washington Attorney General's Office. On January 3, 2024, the Company received a related pre-litigation letter from the Los Angeles Office of the County Counsel. The Company is in the process of responding to both agencies.
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

Note 11—Segment Reporting
The Company is principally engaged in the operation of membership warehouses through wholly owned subsidiaries in the U.S., Canada, Mexico, Japan, the U.K., Korea, Australia, Taiwan, China, Spain, France, Sweden, Iceland, and New Zealand. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are as described in Note 1. Inter-segment net sales and expenses, including royalties, have been eliminated in computing total revenue and operating income.
The chief operating decision maker (CODM) is the Company's Chief Executive Officer, President and Director. The CODM utilizes operating income, as reported in the consolidated statement of income, along with internal management reports, in evaluating performance and allocating resources.
The following table provides the revenue, significant expenses, and operating income for the Company's reportable segments:

	2025	2024	2023
United States
Total revenue	$200,046	$184,143	$176,630
Merchandise costs	174,021	160,573	154,858
Selling, general and administrative expenses	19,147	17,353	16,380
Operating income	$6,878	$6,217	$5,392
Canada
Total revenue	$36,923	$34,874	$33,056
Merchandise costs	32,204	30,543	29,019
Selling, general and administrative expenses	2,870	2,683	2,589
Operating income	$1,849	$1,648	$1,448
Other International
Total revenue	$38,266	$35,436	$32,604
Merchandise costs	33,661	31,242	28,709
Selling, general and administrative expenses	2,949	2,774	2,621
Operating income	$1,656	$1,420	$1,274
Total
Total revenue	$275,235	$254,453	$242,290
Merchandise costs	239,886	222,358	212,586
Selling, general and administrative expenses	24,966	22,810	21,590
Operating income	10,383	9,285	8,114
Other income(1)	435	455	373
Income before income taxes	$10,818	$9,740	$8,487
 ____________
(1)Other income consists of interest expense and interest income and other, net.

The following table provides depreciation and amortization and other asset related information for the Company's reportable segments:

	2025	2024	2023
United States
Depreciation and amortization	$1,895	$1,730	$1,599
Additions to property and equipment	4,215	3,725	3,288
Property and equipment, net	22,790	20,638	18,760
Total assets	54,862	48,816	49,189
Canada
Depreciation and amortization	$196	$192	$183
Additions to property and equipment	580	351	281
Property and equipment, net	2,930	2,602	2,443
Total assets	7,304	6,915	6,420
Other International
Depreciation and amortization	$335	$315	$295
Additions to property and equipment	703	634	754
Property and equipment, net	6,189	5,792	5,481
Total assets	14,933	14,100	13,385
Total
Depreciation and amortization	$2,426	$2,237	$2,077
Additions to property and equipment	5,498	4,710	4,323
Property and equipment, net	31,909	29,032	26,684
Total assets	77,099	69,831	68,994
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce sites and business centers have been allocated to the applicable merchandise categories:

	2025	2024	2023
Foods and Sundries	$109,564	$101,463	$96,175
Non-Foods	71,190	63,973	60,865
Fresh Foods	37,988	34,220	31,977
Warehouse Ancillary and Other Businesses	51,170	49,969	48,693
Total net sales	$269,912	$249,625	$237,710

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of August 31, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2025. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information
During the fiscal quarter ended August 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Director Biographies,” and “Committees of the Board” in Costco’s Proxy Statement for its 2026 annual meeting of shareholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”). We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11—Executive Compensation
The information required by this Item is incorporated herein by reference to the sections entitled “Compensation of Directors” and “Executive Compensation” in Costco’s Proxy Statement.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the section entitled “Principal Shareholders” and “Equity Compensation Plan Information” in Costco’s Proxy Statement.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the sections entitled “Certain Relationships and Transactions” and "Committees of the Board" in Costco’s Proxy Statement.
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
(b)Exhibits: The required exhibits are filed or furnished as part of this Annual Report on Form 10-K or are incorporated herein by reference.

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
			8-K		3/25/2002

4.2	Form of 1.375% Senior Notes due June 20, 2027		8-K		4/17/2020

4.3	Form of 1.600% Senior Notes due April 20, 2030		8-K		4/17/2020

4.4	Form of 1.750% Senior Notes due April 20, 2032		8-K		4/17/2020

4.5	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

4.6	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

4.7	Description of Common Stock		10-K	8/28/2022	10/5/2022

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.2*	2019 Incentive Plan		DEF 14		12/17/2019

10.3*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date

10.3.1*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee		10-Q	11/24/2019	12/23/2019

10.3.2*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - Non-U.S. Employee		10-Q	11/24/2019	12/23/2019

10.3.3*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/24/2019	12/23/2019

10.3.4*	2019 Stock Incentive Plan Letter Agreement for 2020 Performance-Based Restricted Stock Units-Executive		10-Q	11/24/2019	12/23/2019

10.4*	Fiscal 2025 Executive Bonus Plan		8-K		11/7/2024

10.5*	Executive Employment Agreement effective January 1, 2024, between Ron Vachris and Costco Wholesale Corporation		10-Q	11/26/2023	12/20/2023

10.5.1*	Executive Employment Agreement effective January 1, 2025, between Ron Vachris and Costco Wholesale Corporation		10-Q	11/24/2024	12/19/2024

10.6	Form of Indemnification Agreement		14A		12/13/1999

10.7*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.8#	Citibank, N.A. Co-Branded Credit Card Agreement and amendments 1 through 13		10-Q	2/16/2025	3/13/2025

19.1	Insider Trading Policy		10-K	9/1/2024	10/9/2024

97.1	Costco Wholesale Corporation Incentive Compensation Clawback Policy		10-K	9/1/2024	10/9/2024

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

31.1	Rule 13a – 14(a) Certifications	x

32.1**	Section 1350 Certifications

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
 _____________________
* Management contract, compensatory plan or arrangement.
** Furnished herewith
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
October 7, 2025

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ GARY MILLERCHIP
Gary Millerchip Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
October 7, 2025

By	/s/ RON M. VACHRIS	By	/s/ HAMILTON E. JAMES
	Ron M. Vachris Chief Executive Officer, President and Director		Hamilton E. James Chairman of the Board

By	/s/ GARY MILLERCHIP	By	/s/ TIFFANY M. BARBRE
	Gary Millerchip Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Tiffany M. Barbre Senior Vice President and Corporate Controller (Principal Accounting Officer)

By	/s/ SUSAN L. DECKER	By	/s/ KENNETH D. DENMAN
	Susan L. Decker Director		Kenneth D. Denman Director

By	/s/ HELENA B. FOULKES		/s/ SALLY JEWELL
	Helena B. Foulkes Director		Sally Jewell Director

By	/s/ JEFFREY S. RAIKES	By	/s/ JOHN W. STANTON
	Jeffrey S. Raikes Director		John W. Stanton Director

By	/s/ MARY (MAGGIE) A. WILDEROTTER
Mary (Maggie) A. Wilderotter Director