Form 10-Q
period 2025-11-23
COSTCO WHOLESALE CORP /NEW
filed 2025-12-17
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 2025
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

The number of shares outstanding of the issuer's common stock as of December 10, 2025, was 443,869,411.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended
	November 23, 2025	November 24, 2024
REVENUE
Net sales	$65,978	$60,985
Membership fees	1,329	1,166
Total revenue	67,307	62,151
OPERATING EXPENSES
Merchandise costs	58,510	54,109
Selling, general and administrative	6,334	5,846
Operating income	2,463	2,196
OTHER INCOME (EXPENSE)
Interest expense	(35)	(37)
Interest income and other, net	155	147
INCOME BEFORE INCOME TAXES	2,583	2,306
Provision for income taxes	582	508
NET INCOME	$2,001	$1,798
NET INCOME PER COMMON SHARE:
Basic	$4.51	$4.05
Diluted	$4.50	$4.04
Shares used in calculation (000s):
Basic	443,961	443,988
Diluted	444,515	444,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 23, 2025	November 24, 2024
NET INCOME	$2,001	$1,798
Foreign-currency translation adjustment and other, net	(206)	(324)
COMPREHENSIVE INCOME	$1,795	$1,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	November 23, 2025	August 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,217	$14,161
Short-term investments	966	1,123
Receivables, net	3,231	3,203
Merchandise inventories	21,141	18,116
Other current assets	1,856	1,777
Total current assets	43,411	38,380
OTHER ASSETS
Property and equipment, net	32,616	31,909
Operating lease right-of-use assets	2,730	2,725
Other long-term assets	4,033	4,085
TOTAL ASSETS	$82,790	$77,099
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$23,513	$19,783
Accrued salaries and benefits	5,172	5,205
Accrued member rewards	2,712	2,677
Deferred membership fees	2,990	2,854
Other current liabilities	7,418	6,589
Total current liabilities	41,805	37,108
OTHER LIABILITIES
Long-term debt, excluding current portion	5,666	5,713
Long-term operating lease liabilities	2,436	2,460
Other long-term liabilities	2,580	2,654
TOTAL LIABILITIES	52,487	47,935
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,919,000 and 443,237,000 shares issued and outstanding	2	2
Additional paid-in capital	8,408	8,282
Accumulated other comprehensive loss	(1,976)	(1,770)
Retained earnings	23,869	22,650
TOTAL EQUITY	30,303	29,164
TOTAL LIABILITIES AND EQUITY	$82,790	$77,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended November 23, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 31, 2025	443,237	$2	$8,282	$(1,770)	$22,650	$29,164
Net income	—	—	—	—	2,001	2,001
Foreign-currency translation adjustment and other, net	—	—	—	(206)	—	(206)
Stock-based compensation	—	—	488	—	—	488
Release of vested restricted stock units (RSUs), including tax effects	907	—	(357)	—	—	(357)
Repurchases of common stock	(225)	—	(5)	—	(205)	(210)
Cash dividend declared	—	—	—	—	(577)	(577)
BALANCE AT NOVEMBER 23, 2025	443,919	$2	$8,408	$(1,976)	$23,869	$30,303

	12 Weeks Ended November 24, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2024	443,126	$2	$7,829	$(1,828)	$17,619	$23,622
Net income	—	—	—	—	1,798	1,798
Foreign-currency translation adjustment and other, net	—	—	—	(324)	—	(324)
Stock-based compensation	—	—	465	—	—	465
Release of vested RSUs, including tax effects	1,046	—	(389)	—	—	(389)
Repurchases of common stock	(230)	—	(4)	—	(202)	(206)
Cash dividend declared	—	—	—	—	(515)	(515)
BALANCE AT NOVEMBER 24, 2024	443,942	$2	$7,901	$(2,152)	$18,700	$24,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	12 Weeks Ended
	November 23, 2025	November 24, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,001	$1,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	597	548
Non-cash lease expense	75	72
Stock-based compensation	486	463
Other non-cash operating activities, net	(5)	(72)
Changes in operating assets and liabilities:
Merchandise inventories	(3,157)	(2,541)
Accounts payable	3,818	2,601
Other operating assets and liabilities, net	873	391
Net cash provided by operating activities	4,688	3,260
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,526)	(1,264)
Purchases of short-term investments	(195)	(247)
Maturities of short-term investments	340	541
Other investing activities, net	(17)	(15)
Net cash used in investing activities	(1,398)	(985)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	—	(194)
Proceeds from short-term borrowings	—	133
Tax withholdings on stock-based awards	(357)	(389)
Repurchases of common stock	(210)	(207)
Cash dividend payments	(577)	(515)
Financing lease payments and other financing activities, net	(23)	(21)
Net cash used in financing activities	(1,167)	(1,193)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(67)	(81)
Net change in cash and cash equivalents	2,056	1,001
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	14,161	9,906
CASH AND CASH EQUIVALENTS END OF PERIOD	$16,217	$10,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first 12 weeks of the year for:
Interest	$43	$44
Income taxes, net	$239	$401
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Financing lease assets obtained in exchange for new or modified leases	$18	$111
Operating lease assets obtained in exchange for new or modified leases	$93	$15
Capital expenditures included in liabilities	$258	$204
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At November 23, 2025, Costco operated 921 warehouses worldwide: 633 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 112 in Canada, 42 in Mexico, 37 in Japan, 29 in the United Kingdom (U.K.), 20 in Korea, 15 in Australia, 14 in Taiwan, seven in China, five in Spain, three in France, two in Sweden and one each in Iceland and New Zealand. The Company operates e-commerce sites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
Basis of Presentation
The condensed consolidated financial statements include the accounts of Costco and its wholly-owned subsidiaries. All material inter-company transactions among the Company and its consolidated subsidiaries have been eliminated in consolidation.
These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2026 is a 52-week year ending on August 30, 2026. References to the first quarter of 2026 and 2025 relate to the 12-week fiscal quarters ended November 23, 2025, and November 24, 2024.
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
Recent Accounting Pronouncements Not Yet Adopted By The Company
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
The Company is evaluating these standards.
Note 2—Investments
The Company's investments were as follows:

November 23, 2025:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$789	$6	$795
Held-to-maturity:
Certificates of deposit	171	—	171
Total short-term investments	$960	$6	$966

August 31, 2025:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$783	$3	$786
Held-to-maturity:
Certificates of deposit	337	—	337
Total short-term investments	$1,120	$3	$1,123
Gross unrealized holding gains and losses on available-for-sale securities were not material for the periods ended November 23, 2025, or August 31, 2025. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first quarter of 2026 or 2025.
The maturities of available-for-sale and held-to-maturity securities at November 23, 2025, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$124	$124	$171
Due after one year through five years	476	481	—
Due after five years	189	190	—
Total	$789	$795	$171

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the level within the hierarchy reflecting the valuation techniques utilized.

	Level 2
	November 23, 2025	August 31, 2025
Investment in government and agency securities	$795	$786
Forward foreign-exchange contracts, in asset position(1)	14	6
Forward foreign-exchange contracts, in (liability) position(1)	(3)	(14)
Total	$806	$778
_______________
(1) The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
On November 23, 2025, and August 31, 2025, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first quarter of 2026 or 2025.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first quarter of 2026 or 2025.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	November 23, 2025	August 31, 2025
3.000% Senior Notes due May 2027	$1,000	$1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	751	805
Total long-term debt	5,751	5,805
Less unamortized debt discounts and issuance costs	15	17
Less current portion(1)	70	75
Long-term debt, excluding current portion	$5,666	$5,713
_______________
(1) Net of unamortized debt discounts and issuance costs and included in other current liabilities in the accompanying condensed consolidated balance sheets.
The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $5,342 and $5,370 at November 23, 2025, and August 31, 2025.

Note 5—Equity
Dividends
A quarterly cash dividend of $1.30 per share was declared on October 15, 2025, and paid on November 14, 2025. The dividend was $1.16 per share in the first quarter of 2025.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. At November 23, 2025, the remaining amount available under the program was $1,752. The following table summarizes the repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
First quarter of 2026	225	$932.02	$210

First quarter of 2025	230	$899.23	$206
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
Summary of Restricted Stock Unit Activity
At November 23, 2025, 5,199,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•1,972,000 time-based RSUs, which vest upon continued employment over specified periods. Some of these RSUs accelerate upon achievement of a long-service term;
•60,000 performance-based RSUs granted to executive officers, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•67,000 performance-based RSUs granted to executive officers, subject to achievement of performance targets for 2026, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are not included in the table below or in the amount of unrecognized compensation cost.

The following table summarizes RSU transactions during the first quarter of 2026:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 31, 2025	2,308	$597.00
Granted	1,020	934.80
Vested and delivered	(1,285)	669.77
Forfeited	(11)	644.61
Outstanding at November 23, 2025	2,032	$720.32
The remaining unrecognized compensation cost related to RSUs unvested at November 23, 2025, was $1,355, and the weighted-average period over which this cost will be recognized is 1.7 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended
	November 23, 2025	November 24, 2024
Stock-based compensation expense	$486	$463
Less recognized income tax benefits	117	101
Stock-based compensation expense, net	$369	$362
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended
	November 23, 2025	November 24, 2024
Net income	$2,001	$1,798
Weighted average basic shares	443,961	443,988
RSUs	554	903
Weighted average diluted shares	444,515	444,891
Anti-dilutive RSUs	77	—
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
In August 2024, an employee filed an action under PAGA against the Company, alleging claims for penalties for various alleged violations of the California Labor Code. Nader v. Costco (No. CV-24-006198; Stanislaus County Superior Court). An amended complaint was filed in November 2024. In February 2025 the court granted the Company’s motion to strike portions of the complaint. The plaintiff filed a further amended complaint; the Company's motion to strike a portion of this complaint was granted on May 13, 2025. The Company's motion to stay the action was granted on November 13, 2025.
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

Note 9—Segment Reporting
The Company is principally engaged in the operation of membership warehouses through wholly owned subsidiaries in the U.S., Canada, Mexico, Japan, the U.K., Korea, Australia, Taiwan, China, Spain, France, Sweden, Iceland and New Zealand. Reportable segments are largely based on management’s organization of the operating segments for operational decisions and assessments of financial performance, which considers geographic locations. The material accounting policies of the segments are as described in the notes to the consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the fiscal year ended August 31, 2025, and Note 1 above. Inter-segment net sales and expenses, including royalties, have been eliminated in computing total revenue and operating income.
The chief operating decision maker (CODM) is the Company's President and Chief Executive Officer. The CODM utilizes operating income, as reported in the condensed consolidated statement of income, along with internal management reports, in evaluating performance and allocating resources.
The following table provides the revenue, significant expenses, and operating income for the Company's reportable segments:

	12 Weeks Ended
	November 23, 2025	November 24, 2024
United States
Total revenue	$48,569	$45,088
Merchandise costs	42,132	39,148
Selling, general and administrative expenses	4,821	4,442
Operating income	$1,616	$1,498
Canada
Total revenue	$9,073	$8,404
Merchandise costs	7,897	7,341
Selling, general and administrative expenses	742	701
Operating income	$434	$362
Other International
Total revenue	$9,665	$8,659
Merchandise costs	8,481	7,620
Selling, general and administrative expenses	771	703
Operating income	$413	$336
Total
Total revenue	$67,307	$62,151
Merchandise costs	58,510	54,109
Selling, general and administrative expenses	6,334	5,846
Operating income	2,463	2,196
Other income(1)	120	110
Income before income taxes	$2,583	$2,306
_______________
(1)Other income consists of interest expense and interest income and other, net.

The following table provides depreciation and amortization and additions to property and equipment for the Company's reportable segments:

	12 Weeks Ended
	November 23, 2025	November 24, 2024
United States
Depreciation and amortization	$464	$428
Additions to property and equipment	1,176	914
Canada
Depreciation and amortization	$49	$45
Additions to property and equipment	190	187
Other International
Depreciation and amortization	$84	$75
Additions to property and equipment	160	163
Total
Depreciation and amortization	$597	$548
Additions to property and equipment	1,526	1,264
The following table provides property and equipment, net and total assets for the Company's reportable segments:

	November 23, 2025	August 31, 2025
United States
Property and equipment, net	$23,530	$22,790
Total assets	59,701	54,862
Canada
Property and equipment, net	$3,012	$2,930
Total assets	7,440	7,304
Other International
Property and equipment, net	$6,074	$6,189
Total assets	15,649	14,933
Total
Property and equipment, net	$32,616	$31,909
Total assets	82,790	77,099
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce sites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended
	November 23, 2025	November 24, 2024
Foods and Sundries	$26,943	$25,062
Non-Foods	17,440	16,171
Fresh Foods	9,016	8,218
Warehouse Ancillary and Other Businesses	12,579	11,534
Total net sales	$65,978	$60,985

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
OVERVIEW
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q), as well as our consolidated financial statements, the accompanying Notes to Financial Statements, and the related MD&A in our fiscal year 2025 Form 10-K, which was filed with the Securities and Exchange Commission on October 8, 2025.
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
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (e-commerce, business centers, travel, and other). E-commerce and business center sales are allocated to the appropriate merchandise categories in the Net Sales discussion. The 2% reward associated with Executive membership reduces net sales and is allocated to the category in which the reward is generated (core merchandise categories, warehouse ancillary, and other businesses). Comparable sales is defined as net sales from warehouses open for more than one year, including remodels, relocations and expansions, and digitally-enabled businesses operating for more than one year. Starting this quarter, we changed our e-commerce comparable sales metric to digitally-enabled comparable sales. This metric represents sales delivered to members that are initiated through a digital device, whether fulfilled through a warehouse or a distribution center, as well as Costco Travel. The measure is intended as supplemental information and is not a substitute for net sales presented in accordance with U.S. GAAP and should be reviewed in conjunction with results reported in accordance with U.S. GAAP. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations) and inflation or deflation in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
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
Our fiscal year ends on the Sunday closest to August 31. References to the first quarter of 2026 and 2025 relate to the 12-week fiscal quarters ended November 23, 2025, and November 24, 2024. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for the first quarter of 2026 versus 2025 include:
•We opened eight new warehouses, including one relocation, for a total of seven net new warehouses: four in the U.S., two in our Canadian segment, and one in our Other International segment, compared to seven new warehouses, including one relocation;
•Net sales increased 8% to $65,978, driven by an increase in comparable sales and sales at 25 net new warehouses opened since the end of the first quarter of 2025;
•Membership fee revenue increased 14% to $1,329, primarily driven by membership fee increases and new member sign-ups;
•Gross margin as a percentage of net sales and excluding the impact of gasoline price deflation increased four basis points;
•SG&A expenses as a percentage of net sales and excluding the impact of gasoline price deflation increased one basis point;
•The effective tax rate was 22.5%, compared to 22.0%;
•Net income increased to $2,001, $4.50 per diluted share, compared to $1,798, $4.04 per diluted share; and
•A quarterly cash dividend of $1.30 per share was declared on October 15, 2025, and paid on November 14, 2025.

RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended
	November 23, 2025	November 24, 2024
Net Sales	$65,978	$60,985
Increases in net sales:
U.S.	8%	8%
Canada	8%	6%
Other International	12%	7%
Total Company	8%	8%
Increases in comparable sales:
U.S.	6%	5%
Canada	7%	6%
Other International	9%	5%
Total Company	6%	5%
Increases in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S.	6%	7%
Canada	9%	7%
Other International	7%	7%
Total Company	6%	7%
Net sales increased $4,993 or 8% during the first quarter of 2026. The improvement was primarily attributable to an increase in comparable sales of $3,879 or 6%. Comparable sales were positively impacted by increases of approximately 3% in shopping frequency and average ticket. The remaining increase was driven by sales at the 25 net new warehouses opened since the end of the first quarter of 2025.
Digitally-enabled comparable sales increased 21% with and without the impact of changes in foreign-currencies.
Sales increased $3,948 or 8% in core merchandise categories, increasing in all categories. Sales increased $1,045 or 9% in warehouse ancillary and other businesses.
The volume of gasoline sold increased approximately 4%, positively impacting net sales by $234, or 38 basis points. Lower gasoline prices negatively impacted net sales by five basis points.
Changes in foreign-currencies relative to the U.S. dollar attributable to our Other International operations, partially offset by our Canadian operations, positively impacted net sales by six basis points.
Membership Fees

	12 Weeks Ended
	November 23, 2025	November 24, 2024
Membership fees	$1,329	$1,166
Total paid members (000s)	81,400	77,400
Total cardholders (000s)	145,900	138,800

Membership fee revenue increased 14%, driven by membership fee increases and new member sign-ups. At the end of the first quarter of 2026, our renewal rates were 92.2% in the U.S. and Canada and 89.7% worldwide. Renewal rates were negatively impacted by a higher number of memberships sold online, including through digital promotions, entering the renewal rate calculation. These memberships renew at a slightly lower rate on average.
As previously reported, we increased our annual membership fees in the U.S. and Canada, effective September 1, 2024. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. The fee income increase accounted for slightly less than half of membership income growth during the first quarter of 2026.
Gross Margin

	12 Weeks Ended
	November 23, 2025	November 24, 2024
Net sales	$65,978	$60,985
Less merchandise costs	58,510	54,109
Gross margin	$7,468	$6,876
Gross margin percentage	11.32%	11.28%
Quarterly Results
Gross margin as a percentage of net sales increased by four basis points, and increased by the same amount when excluding the impact of gasoline price deflation. This increase was positively impacted by seven basis points in our warehouse ancillary and other businesses, primarily due to pharmacy and hearing aids. Gross margin percentage was negatively impacted by three basis points due to a smaller LIFO benefit in the first quarter of 2026 compared to the first quarter of 2025. Margin in our core merchandise categories was flat.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 30 basis points. The increase was across all categories. This measure eliminates the impact of changes in sales penetration and gross margin from our warehouse ancillary and other businesses.
Gross margin percentage on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our U.S. segment due to a smaller LIFO benefit and core merchandise categories, partially offset by warehouse ancillary and other businesses. Our Canadian segment gross margin percentage increased, primarily due to increases in warehouse ancillary and other businesses. Gross margin increased in our Other International segment, primarily due to increases in warehouse ancillary and other businesses and core merchandise categories.
Selling, General and Administrative Expenses

	12 Weeks Ended
	November 23, 2025	November 24, 2024
SG&A expenses	$6,334	$5,846
SG&A expenses as a percentage of net sales	9.60%	9.59%
Quarterly Results
SG&A expenses as a percentage of net sales increased by one basis point, and increased by the same amount when excluding the impact of gasoline price deflation. Compared to last year, results were negatively impacted by four basis points attributable to a charge related to a tax assessment for prior years, and one basis point from warehouse operations and other businesses. Preopening costs were also higher by one basis point. Central operating costs and stock compensation had favorable impacts of three and two basis points, respectively. SG&A expenses as a percentage of net sales were higher in our U.S. segment and lower in our Canadian and Other International segments.
Interest Expense

	12 Weeks Ended
	November 23, 2025	November 24, 2024
Interest expense	$35	$37
Interest expense is primarily related to Senior Notes and financing leases.
Interest Income and Other, Net

	12 Weeks Ended
	November 23, 2025	November 24, 2024
Interest income	$122	$96
Foreign-currency transaction gains, net	25	43
Other, net	8	8
Interest income and other, net	$155	$147
The increase in interest income in the first quarter of 2026 was due to higher cash balances, partially offset by lower interest rates. Foreign-currency transaction gains, net, include mark-to-market adjustments for forward foreign-exchange contracts and revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 31, 2025.
Provision for Income Taxes

	12 Weeks Ended
	November 23, 2025	November 24, 2024
Provision for income taxes	$582	$508
Effective tax rate	22.5%	22.0%
The effective tax rate for the first quarter of 2026 and 2025 was favorably impacted by discrete tax benefits of $72 and $100 related to stock compensation.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	12 Weeks Ended
	November 23, 2025	November 24, 2024
Net cash provided by operating activities	$4,688	$3,260
Net cash used in investing activities	(1,398)	(985)
Net cash used in financing activities	(1,167)	(1,193)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $17,183 and $15,284 at November 23, 2025, and August 31, 2025. Of these balances, unsettled credit and debit card receivables represented approximately $3,095 and $2,670 at November 23, 2025, and August 31, 2025. These receivables generally settle within four days.
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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $4,688 in the first quarter of 2026, compared to $3,260 in the first quarter of 2025. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to suppliers, warehouse operating costs, including wages and employee benefits, utilities, credit and debit card processing fees, and operating leases. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $1,398 in the first quarter of 2026, compared to $985 in the first quarter of 2025, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses, information systems, and manufacturing and distribution facilities. In the first quarter of 2026, we spent $1,526 on capital expenditures, and it is our current intention to spend approximately $6,500 during fiscal 2026. These expenditures are expected to be financed with cash from operations, cash and cash equivalents, and short-term investments. We opened eight new warehouses, including one relocation, in the first quarter of 2026, and plan to open 25 additional new warehouses, including four relocations, in the remainder of fiscal 2026. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,167 in the first quarter of 2026, compared to $1,193 in the first quarter of 2025. Cash flow used in financing activities during the first quarter of 2026 was primarily related to the payment of dividends, withholding taxes on stock-based awards, and repurchases of common stock.
Dividends
A quarterly cash dividend of $1.30 per share was declared on October 15, 2025, and paid on November 14, 2025.

Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During the first quarter of 2026 and 2025, we repurchased 225,000 and 230,000 shares of common stock, at an average price per share of $932.02 and $899.23, totaling approximately $210 and $206. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $1,752 at the end of the first quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At November 23, 2025, we had borrowing capacity under these facilities of $1,320. Our international operations maintain $821 of this capacity under bank credit facilities, of which $188 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the condensed consolidated balance sheets, were immaterial at the end of the first quarter of 2026 and at the end of 2025.
We have letter of credit facilities, for commercial and standby letters of credit, totaling $227. The outstanding commitments under these facilities at the end of the first quarter of 2026 totaled $193, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with U.S. GAAP requires that we make estimates and judgments. We base these on historical experience and on assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the fiscal year ended August 31, 2025. There have been no material changes to the critical accounting estimates previously disclosed in that Report.
Recent Accounting Pronouncements
See discussion of Recent Accounting Pronouncements in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 3—Quantitative and Qualitative Disclosures about Market Risk
Our direct exposure to financial market risk results from fluctuations in foreign-currency exchange rates and interest rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K, for the fiscal year ended August 31, 2025.
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of November 23, 2025, and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1—Legal Proceedings
See discussion of Legal Proceedings in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.
Item 1A—Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended August 31, 2025. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase activity for the first quarter of 2026 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
September 1, 2025 — September 28, 2025	74,000	$952.37	74,000	$1,892
September 29, 2025 — October 26, 2025	75,000	928.84	75,000	1,822
October 27, 2025 — November 23, 2025	76,000	915.59	76,000	1,752
Total first quarter	225,000	$932.02	225,000
_______________
(1) Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		9/20/2024

10.1*	Fiscal 2026 Executive Bonus Plan		8-K		10/20/2025

10.2*	Executive Employment Agreement effective January 1, 2026, between Ron Vachris and Costco Wholesale Corporation	x

10.3*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - U.S. Employee (for awards granted beginning in October 2025)	x

10.4*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - Non-U.S. Employee (for awards granted beginning in October 2025)	x

31.1	Rule 13(a) – 14(a) Certifications	x

32.1**	Section 1350 Certifications

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
_______________
* Management contract, compensatory plan or arrangement.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

December 17, 2025	By	/s/ RON M. VACHRIS
Date		Ron M. Vachris
President and Chief Executive Officer

December 17, 2025	By	/s/ GARY MILLERCHIP
Date		Gary Millerchip
Executive Vice President and Chief Financial Officer