Form 10-Q
period 2026-02-15
COSTCO WHOLESALE CORP /NEW
filed 2026-03-11
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 15, 2026
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

The number of shares outstanding of the issuer's common stock as of March 4, 2026, was 443,652,540.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
REVENUE
Net sales	$68,242	$62,530	$134,220	$123,515
Membership fees	1,355	1,193	2,684	2,359
Total revenue	69,597	63,723	136,904	125,874
OPERATING EXPENSES
Merchandise costs	60,719	55,744	119,229	109,853
Selling, general and administrative	6,272	5,663	12,606	11,509
Operating income	2,606	2,316	5,069	4,512
OTHER INCOME (EXPENSE)
Interest expense	(33)	(36)	(68)	(73)
Interest income and other, net	148	142	303	289
INCOME BEFORE INCOME TAXES	2,721	2,422	5,304	4,728
Provision for income taxes	686	634	1,268	1,142
NET INCOME	$2,035	$1,788	$4,036	$3,586
NET INCOME PER COMMON SHARE:
Basic	$4.58	$4.03	$9.09	$8.08
Diluted	$4.58	$4.02	$9.08	$8.06
Shares used in calculation (000s):
Basic	443,946	443,982	443,954	443,985
Diluted	444,420	444,886	444,468	444,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
NET INCOME	$2,035	$1,788	$4,036	$3,586
Foreign-currency translation adjustment and other, net	370	(90)	164	(414)
COMPREHENSIVE INCOME	$2,405	$1,698	$4,200	$3,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	February 15, 2026	August 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,383	$14,161
Short-term investments	857	1,123
Receivables, net	3,782	3,203
Merchandise inventories	18,991	18,116
Other current assets	2,120	1,777
Total current assets	43,133	38,380
OTHER ASSETS
Property and equipment, net	33,645	31,909
Operating lease right-of-use assets	2,759	2,725
Other long-term assets	4,102	4,085
TOTAL ASSETS	$83,639	$77,099
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$20,647	$19,783
Accrued salaries and benefits	5,635	5,205
Accrued member rewards	2,833	2,677
Deferred membership fees	3,126	2,854
Other current liabilities	8,522	6,589
Total current liabilities	40,763	37,108
OTHER LIABILITIES
Long-term debt, excluding current portion	5,688	5,713
Long-term operating lease liabilities	2,477	2,460
Other long-term liabilities	2,624	2,654
TOTAL LIABILITIES	51,552	47,935
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,692,000 and 443,237,000 shares issued and outstanding	2	2
Additional paid-in capital	8,570	8,282
Accumulated other comprehensive loss	(1,606)	(1,770)
Retained earnings	25,121	22,650
TOTAL EQUITY	32,087	29,164
TOTAL LIABILITIES AND EQUITY	$83,639	$77,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended February 15, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 23, 2025	443,919	$2	$8,408	$(1,976)	$23,869	$30,303
Net income	—	—	—	—	2,035	2,035
Foreign-currency translation adjustment and other, net	—	—	—	370	—	370
Stock-based compensation	—	—	167	—	—	167
Release of vested restricted stock units (RSUs), including tax effects	2	—	(1)	—	—	(1)
Repurchases of common stock	(229)	—	(4)	—	(206)	(210)
Cash dividend declared	—	—	—	—	(577)	(577)
BALANCE AT FEBRUARY 15, 2026	443,692	$2	$8,570	$(1,606)	$25,121	$32,087

	12 Weeks Ended February 16, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT NOVEMBER 24, 2024	443,942	$2	$7,901	$(2,152)	$18,700	$24,451
Net income	—	—	—	—	1,788	1,788
Foreign-currency translation adjustment and other, net	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	151	—	—	151
Release of vested RSUs, including tax effects	1	—	(1)	—	—	(1)
Repurchases of common stock	(213)	—	(4)	—	(203)	(207)
Cash dividend declared	—	—	—	—	(515)	(515)
BALANCE AT FEBRUARY 16, 2025	443,730	$2	$8,047	$(2,242)	$19,770	$25,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	24 Weeks Ended February 15, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 31, 2025	443,237	$2	$8,282	$(1,770)	$22,650	$29,164
Net income	—	—	—	—	4,036	4,036
Foreign-currency translation adjustment and other, net	—	—	—	164	—	164
Stock-based compensation	—	—	655	—	—	655
Release of vested RSUs, including tax effects	909	—	(358)	—	—	(358)
Repurchases of common stock	(454)	—	(9)	—	(411)	(420)
Cash dividend declared	—	—	—	—	(1,154)	(1,154)
BALANCE AT FEBRUARY 15, 2026	443,692	$2	$8,570	$(1,606)	$25,121	$32,087

	24 Weeks Ended February 16, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2024	443,126	$2	$7,829	$(1,828)	$17,619	$23,622
Net income	—	—	—	—	3,586	3,586
Foreign-currency translation adjustment and other, net	—	—	—	(414)	—	(414)
Stock-based compensation	—	—	616	—	—	616
Release of vested RSUs, including tax effects	1,047	—	(390)	—	—	(390)
Repurchases of common stock	(443)	—	(8)	—	(405)	(413)
Cash dividend declared	—	—	—	—	(1,030)	(1,030)
BALANCE AT FEBRUARY 16, 2025	443,730	$2	$8,047	$(2,242)	$19,770	$25,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	24 Weeks Ended
	February 15, 2026	February 16, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,036	$3,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,194	1,100
Non-cash lease expense	149	137
Stock-based compensation	652	614
Other non-cash operating activities, net	66	(79)
Changes in operating assets and liabilities:
Merchandise inventories	(783)	(362)
Accounts payable	731	(458)
Other operating assets and liabilities, net	1,639	1,470
Net cash provided by operating activities	7,684	6,008
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(2,815)	(2,401)
Purchases of short-term investments	(250)	(345)
Maturities of short-term investments	510	752
Other investing activities, net	(13)	(13)
Net cash used in investing activities	(2,568)	(2,007)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(65)	(389)
Proceeds from short-term borrowings	136	370
Tax withholdings on stock-based awards	(358)	(390)
Repurchases of common stock	(419)	(412)
Cash dividend payments	(1,154)	(515)
Financing lease payments and other financing activities, net	(37)	(98)
Net cash used in financing activities	(1,897)	(1,434)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3	(117)
Net change in cash and cash equivalents	3,222	2,450
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	14,161	9,906
CASH AND CASH EQUIVALENTS END OF PERIOD	$17,383	$12,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first 24 weeks of the year for:
Interest	$51	$55
Income taxes, net	$1,016	$798
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$—	$515
Financing lease assets obtained in exchange for new or modified leases	$58	$103
Operating lease assets obtained in exchange for new or modified leases	$134	$57
Capital expenditures included in liabilities	$235	$164
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At February 15, 2026, Costco operated 924 warehouses worldwide: 634 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 114 in Canada, 42 in Mexico, 37 in Japan, 29 in the United Kingdom (U.K.), 20 in Korea, 15 in Australia, 14 in Taiwan, seven in China, five in Spain, three in France, two in Sweden and one each in Iceland and New Zealand. The Company operates e-commerce sites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2026 is a 52-week year ending on August 30, 2026. References to the second quarter of 2026 and 2025 relate to the 12-week fiscal quarters ended February 15, 2026, and February 16, 2025. References to the first half of 2026 and 2025 relate to the 24 weeks ended February 15, 2026, and February 16, 2025.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Actual results could differ from those estimates and assumptions.
Recent Accounting Pronouncements Not Yet Adopted By The Company
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, which requires public business entities on an annual basis to disclose specific categories in the income-tax rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and disclose certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted.
In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosures of certain costs and expenses on the income statement on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.
These standards should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating these standards.
Note 2—Investments
The Company's investments were as follows:

February 15, 2026:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$794	$7	$801
Held-to-maturity:
Certificates of deposit	56	—	56
Total short-term investments	$850	$7	$857

August 31, 2025:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$783	$3	$786
Held-to-maturity:
Certificates of deposit	337	—	337
Total short-term investments	$1,120	$3	$1,123
Gross unrealized holding gains and losses on available-for-sale securities were not material for the periods ended February 15, 2026, or August 31, 2025. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first half of 2026 or 2025.
The maturities of available-for-sale and held-to-maturity securities at February 15, 2026, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$102	$102	$56
Due after one year through five years	474	479	—
Due after five years	218	220	—
Total	$794	$801	$56

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the level within the hierarchy reflecting the valuation techniques utilized.

	Level 2
	February 15, 2026	August 31, 2025
Investment in government and agency securities	$801	$786
Forward foreign-exchange contracts, in asset position(1)	2	6
Forward foreign-exchange contracts, in (liability) position(1)	(18)	(14)
Total	$785	$778
_______________
(1) The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
On February 15, 2026, and August 31, 2025, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first half of 2026 or 2025.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first half of 2026 or 2025.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	February 15, 2026	August 31, 2025
3.000% Senior Notes due May 2027	$1,000	$1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	775	805
Total long-term debt	5,775	5,805
Less unamortized debt discounts and issuance costs	15	17
Less current portion(1)	72	75
Long-term debt, excluding current portion	$5,688	$5,713
_______________
(1) Net of unamortized debt discounts and issuance costs and included in other current liabilities in the accompanying condensed consolidated balance sheets.
The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. The fair value of the Company's long-term debt, including the current portion, was approximately $5,384 and $5,370 at February 15, 2026, and August 31, 2025.

Note 5—Equity
Dividends
A quarterly cash dividend of $1.30 per share was declared on January 15, 2026, and paid on February 13, 2026. The dividend was $1.16 per share in the second quarter of 2025.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. At February 15, 2026, the remaining amount available under the program was $1,542. The following table summarizes the repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Second quarter of 2026	229	$917.02	$210
First half of 2026	454	$924.46	$420

Second quarter of 2025	213	$967.29	$207
First half of 2025	443	$932.03	$413
These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled stock repurchases at the end of each quarter. Purchases are made from time to time, as conditions warrant, potentially including the open market, block purchases and pursuant to plans under SEC Rule 10b5-1.
Note 6—Stock-Based Compensation
The 2019 Incentive Plan authorizes the issuance of up to 15,885,000 RSUs. The Company issues new shares of common stock upon vesting and settlement of RSUs. Shares for vested RSUs are generally delivered to participants annually, net of shares withheld for taxes.
Summary of Restricted Stock Unit Activity
At February 15, 2026, 5,234,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•1,934,000 time-based RSUs, which vest upon continued employment over specified periods. Some of these RSUs accelerate upon achievement of a long-service term;
•60,000 performance-based RSUs granted to executive officers, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•67,000 performance-based RSUs granted to executive officers, subject to achievement of performance targets for 2026, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and in the amount of unrecognized compensation cost. The Company recognized compensation expense for these awards in the second quarter of 2026, as it is currently deemed probable that the targets will be achieved.

The following table summarizes RSU transactions during the first half of 2026:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 31, 2025	2,308	$597.00
Granted	1,088	933.56
Vested and delivered	(1,288)	669.71
Forfeited	(47)	686.29
Outstanding at February 15, 2026	2,061	$727.17
The remaining unrecognized compensation cost related to RSUs unvested at February 15, 2026, was $1,224, and the weighted-average period over which this cost will be recognized is 1.6 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
Stock-based compensation expense	$166	$151	$652	$614
Less recognized income tax benefits	34	28	151	129
Stock-based compensation expense, net	$132	$123	$501	$485
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
Net income	$2,035	$1,788	$4,036	$3,586
Weighted average basic shares	443,946	443,982	443,954	443,985
RSUs	474	904	514	903
Weighted average diluted shares	444,420	444,886	444,468	444,888
Anti-dilutive RSUs	523	—	123	—
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

Note 8—Commitments and Contingencies
Legal Proceedings
The Company is involved in many claims, proceedings and litigations arising from its business and property ownership. In accordance with accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be actual losses in excess of amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (considering where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. The Company has recorded an immaterial accrual with respect to some matters described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but monitors for developments that make the contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: the remedies or penalties sought are indeterminate or unspecified; the legal and/or factual theories are not well developed; and/or the matters involve complex or novel legal theories or a large number of parties.
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
In January 2026, a class action on behalf of Washington employees was filed against the Company alleging failure to provide meal periods and rest breaks and to compensate for violations, wage theft, and failure to furnish accurate wage statements. The complaint seeks compensatory and exemplary damages, interest, and attorneys' fees. Madera v. Costco Wholesale Corp. (No. 26-2-02879-6, King County Superior Court).
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
In October and November 2025, two class actions were filed against the Company alleging violations of consumer protection and other laws arising from the Company’s sale of Kirkland Signature tequila products in the United States: Glazer v. Costco Wholesale Corp., Case No. 1:25-cv-25057 (S.D. Fla.); and Salisbury et al. v. Costco Wholesale Corp., Case No. 2:25-cv-02277 (W.D. Wash.). Plaintiffs allege that the Company’s Kirkland Signature tequilas are labeled “100% de Agave” but contain alcohol derived from non-agave sugars. They seek damages, statutory penalties, punitive and treble damages, and disgorgement. The Glazer action was subsequently dismissed without prejudice.
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
The following table provides the revenue, significant expenses, and operating income for the Company's reportable segments:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
United States
Total revenue	$49,931	$46,413	$98,500	$91,501
Merchandise costs	43,510	40,535	85,642	79,683
Selling, general and administrative expenses	4,786	4,363	9,607	8,805
Operating income	$1,635	$1,515	$3,251	$3,013
Canada
Total revenue	$9,291	$8,296	$18,364	$16,700
Merchandise costs	8,088	7,253	15,985	14,594
Selling, general and administrative expenses	727	640	1,469	1,341
Operating income	$476	$403	$910	$765
Other International
Total revenue	$10,375	$9,014	$20,040	$17,673
Merchandise costs	9,121	7,956	17,602	15,576
Selling, general and administrative expenses	759	660	1,530	1,363
Operating income	$495	$398	$908	$734
Total
Total revenue	$69,597	$63,723	$136,904	$125,874
Merchandise costs	60,719	55,744	119,229	109,853
Selling, general and administrative expenses	6,272	5,663	12,606	11,509
Operating income	2,606	2,316	5,069	4,512
Other income(1)	115	106	235	216
Income before income taxes	$2,721	$2,422	$5,304	$4,728
_______________
(1)Other income consists of interest expense and interest income and other, net.

The following table provides depreciation and amortization and additions to property and equipment for the Company's reportable segments:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
United States
Depreciation and amortization	$464	$435	$928	$863
Additions to property and equipment	1,016	938	2,192	1,852
Canada
Depreciation and amortization	$47	$43	$96	$88
Additions to property and equipment	152	66	342	253
Other International
Depreciation and amortization	$86	$74	$170	$149
Additions to property and equipment	121	133	281	296
Total
Depreciation and amortization	$597	$552	$1,194	$1,100
Additions to property and equipment	1,289	1,137	2,815	2,401
The following table provides property and equipment, net and total assets for the Company's reportable segments:

	February 15, 2026	August 31, 2025
United States
Property and equipment, net	$24,070	$22,790
Total assets	60,142	54,862
Canada
Property and equipment, net	$3,206	$2,930
Total assets	7,639	7,304
Other International
Property and equipment, net	$6,369	$6,189
Total assets	15,858	14,933
Total
Property and equipment, net	$33,645	$31,909
Total assets	83,639	77,099
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce sites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
Foods and Sundries	$27,149	$25,112	$54,092	$50,174
Non-Foods	19,153	17,526	36,593	33,697
Fresh Foods	9,887	8,836	18,903	17,054
Warehouse Ancillary and Other Businesses	12,053	11,056	24,632	22,590
Total net sales	$68,242	$62,530	$134,220	$123,515

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
(amounts in millions, except per share, share, percentages and warehouse count data)
FORWARD-LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, investments in technology, strategic direction, expense controls, membership fee changes, signups, and renewal rates, shopping frequency, litigation, attainment of sustainability goals, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. These risks and uncertainties include, but are not limited to, domestic and international economic conditions, including exchange rates, inflation or deflation, the effects of competition and regulation, uncertainties in the financial markets, consumer and small business spending patterns and debt levels, breaches of security or privacy of member or business information, conditions affecting the acquisition, development, ownership or use of real estate, capital spending, actions of vendors, rising costs associated with employees (generally including health-care costs and wages), workforce interruptions, energy and certain commodities, geopolitical conditions (including tariffs and global conflicts), the ability to maintain effective internal control over financial reporting, regulatory and other impacts related to environmental and social matters, public-health related factors, and other risks identified from time to time in the Company's public statements and reports filed with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update these statements, except as required by law.
OVERVIEW
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to and should be read in conjunction with our condensed consolidated financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q), as well as our consolidated financial statements, the accompanying Notes to Financial Statements, and the related MD&A in our fiscal year 2025 Form 10-K, which was filed with the Securities and Exchange Commission on October 8, 2025.
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
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (gasoline, pharmacy, optical, food court, hearing aids, and tire installation) and other businesses (e-commerce, business centers, travel, and other). E-commerce and business center sales are allocated to the appropriate merchandise categories in the Net Sales discussion. The 2% reward associated with Executive membership reduces net sales and is allocated to the category in which the reward is generated (core merchandise categories, warehouse ancillary, and other businesses). Comparable sales is defined as net sales from warehouses and digitally-enabled businesses operating for more than one year, including remodels, relocations and expansions. Starting this year, we changed our e-commerce comparable sales metric to digitally-enabled comparable sales. This metric represents sales delivered to members that are initiated through a digital device, whether fulfilled through a warehouse or a distribution center, as well as Costco Travel. The comparable sales measures are intended as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP and should be reviewed in conjunction with results reported in accordance with U.S. GAAP. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations) and inflation or deflation in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by competition, which is vigorous and widespread, across a wide range of global, national and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful historically in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our net sales and gross margin are influenced in part by our merchandising and pricing strategies in response to cost increases. Those strategies can include, but are not limited to, working with our suppliers to share in absorbing cost increases, earlier-than-usual purchasing and in greater volumes, sourcing in the countries and regions where items are sold, as well as passing cost increases on to our members. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, negatively impacting gross margin and gross margin as a percentage of net sales (gross margin percentage) in the near term. Our digitally-enabled business, domestically and internationally, has a lower gross-margin percentage than our warehouse operations.
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
Our fiscal year ends on the Sunday closest to August 31. References to the second quarter of 2026 and 2025 relate to the 12-week fiscal quarters ended February 15, 2026, and February 16, 2025. References to the first half of 2026 and 2025 relate to the 24 weeks ended February 15, 2026, and February 16, 2025. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for the second quarter of 2026 versus 2025 include:
•We opened four new warehouses, including one relocation, for a total of three net new warehouses: one in the U.S. and two in our Canadian segment, compared to one new warehouse in the U.S.;
•Net sales increased 9% to $68,242, driven by an increase in comparable sales and sales at 27 net new warehouses opened since the end of the second quarter of 2025;
•Membership fee revenue increased 14% to $1,355, primarily driven by new member sign-ups and membership fee increases;

•Gross margin as a percentage of net sales and excluding the impact of gasoline price deflation increased 11 basis points;
•SG&A expenses as a percentage of net sales and excluding the impact of gasoline price deflation increased eight basis points;
•The effective tax rate was 25.2%, compared to 26.2%;
•Net income increased to $2,035, $4.58 per diluted share, compared to $1,788, $4.02 per diluted share; and
•A quarterly cash dividend of $1.30 per share was declared on January 15, 2026, and paid on February 13, 2026.
RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
Net Sales	$68,242	$62,530	$134,220	$123,515
Increases in net sales:
U.S.	7%	11%	8%	9%
Canada	12%	5%	10%	6%
Other International	15%	5%	13%	6%
Total Company	9%	9%	9%	8%
Increases in comparable sales:
U.S.	6%	8%	6%	7%
Canada	10%	5%	8%	5%
Other International	13%	2%	11%	3%
Total Company	7%	7%	7%	6%
Increases in comparable sales excluding the impact of changes in foreign-currency and gasoline prices:
U.S.	6%	9%	6%	8%
Canada	8%	10%	8%	9%
Other International	7%	10%	7%	9%
Total Company	7%	9%	7%	8%
Net sales increased $5,712 or 9%, and $10,705 or 9% during the second quarter and first half of 2026. The improvement was primarily attributable to an increase in comparable sales of $4,618 or 7% and $8,497 or 7% during the second quarter and first half of 2026. Comparable sales were positively impacted by increases of approximately 4% in average ticket and 3% in shopping frequency in both the second quarter and first half of 2026. The remaining increase was driven by sales at the 27 net new warehouses opened since the end of the second quarter of 2025.
Digitally-enabled comparable sales increased 23% and 22% during the second quarter and first half of 2026 and increased 22% and 21% excluding the impact of changes in foreign-currencies.
Sales increased $4,715 or 9% and $8,663 or 9% in core merchandise categories during the second quarter and first half of 2026, increasing in all categories. Sales increased $997 or 9% and $2,042 or 9% in warehouse ancillary and other businesses during the second quarter and first half of 2026.

The volume of gasoline sold increased approximately 4%, positively impacting net sales by $209, or 33 basis points and $443 or 36 basis points during the second quarter and first half of 2026. Lower gasoline prices negatively impacted net sales by $402, or 64 basis points, and $431, or 35 basis points during the second quarter and first half of 2026, with a 5% and 3% decrease in the average price per gallon.
Changes in foreign-currencies relative to the U.S. dollar attributable to our Other International and Canadian operations positively impacted net sales by approximately $899, or 144 basis points, and approximately $935, or 76 basis points, during the second quarter and first half of 2026.
Membership Fees

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
Membership fees	$1,355	$1,193	$2,684	$2,359
Total paid members (000s)	82,100	78,400	—	—
Total cardholders (000s)	147,200	140,600	—	—
Membership fee revenue increased 14% in the second quarter and first half of 2026, driven by new member sign-ups and membership fee increases. At the end of the second quarter of 2026, our renewal rates were 92.1% in the U.S. and Canada and 89.7% worldwide. Renewal rates were negatively impacted by a higher number of memberships sold online, including through digital promotions, entering the renewal rate calculation. These memberships renew at a slightly lower rate on average.
As previously reported, we increased our annual membership fees in the U.S. and Canada, effective September 1, 2024. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. The fee income increase accounted for approximately 35% and 40% of membership income growth during the second quarter and first half of 2026.
Gross Margin

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
Net sales	$68,242	$62,530	$134,220	$123,515
Less merchandise costs	60,719	55,744	119,229	109,853
Gross margin	$7,523	$6,786	$14,991	$13,662
Gross margin percentage	11.02%	10.85%	11.17%	11.06%
Quarterly Results
Gross margin as a percentage of net sales increased by 17 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 10.96%, an increase of 11 basis points. The increase was positively impacted by 17 basis points in our warehouse ancillary and other businesses, primarily gasoline and pharmacy, and five basis points from a non-recurring legal settlement. Gross margin percentage was negatively impacted by seven basis points in our core merchandise categories, primarily due to 2% rewards and our co-branded credit card program, partially offset by an increase in non-foods and fresh foods. A LIFO charge in the second quarter of 2026 compared to a benefit in the second quarter of 2025 also negatively impacted gross margin by four basis points. Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by approximately $97, compared to the second quarter of 2025, attributable to Other International and Canadian operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 22 basis points, with increases in all categories. This measure eliminates the impact of changes in sales penetration and gross margin from our warehouse ancillary and other businesses.
Gross margin percentage on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), increased in our U.S. segment, which performed similarly to the consolidated results above. Our Canadian segment gross margin percentage increased, primarily due to increases in warehouse ancillary and other businesses, partially offset by decreases in core merchandise categories. Gross margin increased in our Other International segment, primarily due to increases in warehouse ancillary and other businesses and core merchandise categories.
Year-to-date Results
Gross margin as a percentage of net sales increased by 11 basis points. Excluding the impact of gasoline price deflation on net sales, gross margin percentage was 11.13%, an increase of seven basis points. The increase was positively impacted by 12 basis points in our warehouse ancillary and other businesses, primarily gasoline and pharmacy, and two basis points from a non-recurring legal settlement. Gross margin percentage was negatively impacted by four basis points in our core merchandise categories, primarily due to our co-branded credit card program and 2% rewards, partially offset by increases in non-foods, fresh foods, and foods and sundries. A LIFO charge in the first half of 2026 compared to a benefit in the first half of 2025 also negatively impacted gross margin by three basis points. Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by approximately $101, compared to the first half of 2025, attributable to Other International and Canadian operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 26 basis points. The increase was across all categories.
Segment gross margin percentage increased in all segments. Our U.S. segment performed similarly to the consolidated results above. Our Canadian segment gross margin percentage increased, primarily due to increases in warehouse ancillary and other businesses, partially offset by decreases in core merchandise categories. Gross margin increased in our Other International segment, primarily due to increases in warehouse ancillary and other businesses and core merchandise categories.
Selling, General and Administrative Expenses

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
SG&A expenses	$6,272	$5,663	$12,606	$11,509
SG&A expenses as a percentage of net sales	9.19%	9.06%	9.39%	9.32%
Quarterly Results
SG&A expenses as a percentage of net sales increased by 13 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.14%, an increase of eight basis points. Compared to last year, results were negatively impacted by six basis points attributable to self-insured general liability claims expense and three basis points from central operating costs. Preopening costs were higher by one basis point. SG&A was favorably impacted by two basis points attributable to warehouse operations and other businesses. Changes in foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately $65 compared to the second quarter of 2025, attributable to our Other International and Canadian operations. SG&A expenses as a percentage of net sales were higher in all segments.

Year-to-date Results
SG&A expenses as a percentage of net sales increased by seven basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price deflation was 9.36%, an increase of four basis points. Compared to last year, results were negatively impacted by three basis points attributable to self-insured general liability claims expense and two basis points due to a charge related to a tax assessment for prior years. Preopening costs were higher by one basis point. Warehouse operations and other businesses and stock compensation favorably impacted results by one basis point each. Changes in foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately $65 compared to the first half of 2025, attributable to our Other International and Canadian operations. SG&A expenses as a percentage of net sales were higher in our U.S. segment, flat in our Canadian segment, and lower in our Other International segment.
Interest Expense

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
Interest expense	$33	$36	$68	$73
Interest expense is primarily related to Senior Notes and financing leases.
Interest Income and Other, Net

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
Interest income	$140	$109	$262	$205
Foreign-currency transaction gains (losses), net	(4)	23	21	66
Other, net	12	10	20	18
Interest income and other, net	$148	$142	$303	$289
The increase in interest income in the second quarter and first half of 2026 was due to higher cash balances, partially offset by lower interest rates. Foreign-currency transaction gains (losses), net, include revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 31, 2025.
Provision for Income Taxes

	12 Weeks Ended		24 Weeks Ended
	February 15, 2026	February 16, 2025	February 15, 2026	February 16, 2025
Provision for income taxes	$686	$634	$1,268	$1,142
Effective tax rate	25.2%	26.2%	23.9%	24.2%
The effective tax rate for the first half of 2026 and 2025 was favorably impacted by discrete tax benefits of $72 and $100 related to stock compensation.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	24 Weeks Ended
	February 15, 2026	February 16, 2025
Net cash provided by operating activities	$7,684	$6,008
Net cash used in investing activities	(2,568)	(2,007)
Net cash used in financing activities	(1,897)	(1,434)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $18,240 and $15,284 at February 15, 2026, and August 31, 2025. Of these balances, unsettled credit and debit card receivables represented approximately $2,872 and $2,670 at February 15, 2026, and August 31, 2025. These receivables generally settle within four days.
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
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $7,684 in the first half of 2026, compared to $6,008 in the first half of 2025. Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to suppliers, warehouse operating costs, including wages and employee benefits, utilities, credit and debit card processing fees, and operating leases. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, payment terms with suppliers, and early payments to obtain discounts.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $2,568 in the first half of 2026, compared to $2,007 in the first half of 2025, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses, information systems, and manufacturing and distribution facilities. In the first half of 2026, we spent $2,815 on capital expenditures, and it is our current intention to spend approximately $6,500 during fiscal 2026, as we continue to invest in new warehouse openings, remodel existing locations, expand our depot network, and further develop our digitally-enabled businesses. These expenditures are expected to be financed with cash from operations, cash and cash equivalents, and short-term investments. We opened 12 new warehouses, including two relocations, in the first half of 2026, and plan to open 21 additional new warehouses, including three relocations, in the remainder of fiscal 2026. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $1,897 in the first half of 2026, compared to $1,434 in the first half of 2025. Cash flow used in financing activities during the first half of 2026 was primarily related to the payment of dividends, repurchases of common stock, and withholding taxes on stock-based awards.
Dividends
A quarterly cash dividend of $1.30 per share was declared on January 15, 2026, and paid on February 13, 2026.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During the first half of 2026 and 2025, we repurchased 454,000 and 443,000 shares of common stock, at an average price per share of $924.46 and $932.03, totaling approximately $420 and $413. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, potentially including the open market, block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $1,542 at the end of the second quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At February 15, 2026, we had borrowing capacity under these facilities of $1,447. Our Canadian and Other International operations maintain $946 of this capacity under bank credit facilities, of which $293 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the condensed consolidated balance sheets, were $98 at the end of the second quarter of 2026 and immaterial at the end of 2025.
We have letter of credit facilities, for commercial and standby letters of credit, totaling $236. The outstanding commitments under these facilities at the end of the second quarter of 2026 totaled $204, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of February 15, 2026, and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase activity for the second quarter of 2026 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
November 24, 2025 — December 21, 2025	79,000	$884.85	79,000	$1,682
December 22, 2025 — January 18, 2026	78,000	894.05	78,000	1,612
January 19, 2026 — February 15, 2026	72,000	977.69	72,000	1,542
Total second quarter	229,000	$917.02	229,000
_______________
(1) Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		9/20/2024

10.1*	Executive Employment Agreement effective January 1, 2026, between Ron Vachris and Costco Wholesale Corporation		10-Q	11/23/2025	12/17/2025

31.1	Rule 13(a) – 14(a) Certifications	x

32.1**	Section 1350 Certifications

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
_______________
* Management contract, compensatory plan or arrangement.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

March 11, 2026	By	/s/ RON M. VACHRIS
Date		Ron M. Vachris
President and Chief Executive Officer

March 11, 2026	By	/s/ GARY MILLERCHIP
Date		Gary Millerchip
Executive Vice President and Chief Financial Officer