Form 10-Q
period 2026-05-10
COSTCO WHOLESALE CORP /NEW
filed 2026-06-03
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 10, 2026
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

The number of shares outstanding of the issuer's common stock as of May 27, 2026, was 443,478,804.

COSTCO WHOLESALE CORPORATION

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements
COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
REVENUE
Net sales	$69,154	$61,965	$203,374	$185,480
Membership fees	1,373	1,240	4,057	3,599
Total revenue	70,527	63,205	207,431	189,079
OPERATING EXPENSES
Merchandise costs	61,519	54,996	180,748	164,849
Selling, general and administrative	6,193	5,679	18,799	17,188
Operating income	2,815	2,530	7,884	7,042
OTHER INCOME (EXPENSE)
Interest expense	(32)	(35)	(100)	(108)
Interest income and other, net	155	85	458	374
INCOME BEFORE INCOME TAXES	2,938	2,580	8,242	7,308
Provision for income taxes	746	677	2,014	1,819
NET INCOME	$2,192	$1,903	$6,228	$5,489
NET INCOME PER COMMON SHARE:
Basic	$4.94	$4.29	$14.03	$12.36
Diluted	$4.93	$4.28	$14.01	$12.34
Shares used in calculation (000s):
Basic	443,923	443,958	443,943	443,976
Diluted	444,430	444,762	444,455	444,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions) (unaudited)

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
NET INCOME	$2,192	$1,903	$6,228	$5,489
Foreign-currency translation adjustment and other, net	(52)	327	112	(87)
COMPREHENSIVE INCOME	$2,140	$2,230	$6,340	$5,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data) (unaudited)

	May 10, 2026	August 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,946	$14,161
Short-term investments	1,050	1,123
Receivables, net	3,750	3,203
Merchandise inventories	19,418	18,116
Other current assets	2,013	1,777
Total current assets	45,177	38,380
OTHER ASSETS
Property and equipment, net	34,293	31,909
Operating lease right-of-use assets	2,747	2,725
Other long-term assets	4,213	4,085
TOTAL ASSETS	$86,430	$77,099
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$22,363	$19,783
Accrued salaries and benefits	5,218	5,205
Accrued member rewards	2,948	2,677
Deferred membership fees	3,157	2,854
Other current liabilities	8,439	6,589
Total current liabilities	42,125	37,108
OTHER LIABILITIES
Long-term debt, excluding current portion	5,670	5,713
Long-term operating lease liabilities	2,466	2,460
Other long-term liabilities	2,660	2,654
TOTAL LIABILITIES	52,921	47,935
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,514,000 and 443,237,000 shares issued and outstanding	2	2
Additional paid-in capital	8,683	8,282
Accumulated other comprehensive loss	(1,658)	(1,770)
Retained earnings	26,482	22,650
TOTAL EQUITY	33,509	29,164
TOTAL LIABILITIES AND EQUITY	$86,430	$77,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	12 Weeks Ended May 10, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 15, 2026	443,692	$2	$8,570	$(1,606)	$25,121	$32,087
Net income	—	—	—	—	2,192	2,192
Foreign-currency translation adjustment and other, net	—	—	—	(52)	—	(52)
Stock-based compensation	—	—	120	—	—	120
Release of vested restricted stock units (RSUs), including tax effects	6	—	(3)	—	—	(3)
Repurchases of common stock	(184)	—	(4)	—	(179)	(183)
Cash dividend declared	—	—	—	—	(652)	(652)
BALANCE AT MAY 10, 2026	443,514	$2	$8,683	$(1,658)	$26,482	$33,509

	12 Weeks Ended May 11, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT FEBRUARY 16, 2025	443,730	$2	$8,047	$(2,242)	$19,770	$25,577
Net income	—	—	—	—	1,903	1,903
Foreign-currency translation adjustment and other, net	—	—	—	327	—	327
Stock-based compensation	—	—	107	—	—	107
Release of vested RSUs, including tax effects	4	—	(2)	—	—	(2)
Repurchases of common stock	(215)	—	(4)	—	(206)	(210)
Cash dividend declared	—	—	—	—	(577)	(577)
BALANCE AT MAY 11, 2025	443,519	$2	$8,148	$(1,915)	$20,890	$27,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions) (unaudited)

	36 Weeks Ended May 10, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT AUGUST 31, 2025	443,237	$2	$8,282	$(1,770)	$22,650	$29,164
Net income	—	—	—	—	6,228	6,228
Foreign-currency translation adjustment and other, net	—	—	—	112	—	112
Stock-based compensation	—	—	775	—	—	775
Release of vested RSUs, including tax effects	915	—	(361)	—	—	(361)
Repurchases of common stock	(638)	—	(13)	—	(590)	(603)
Cash dividend declared	—	—	—	—	(1,806)	(1,806)
BALANCE AT MAY 10, 2026	443,514	$2	$8,683	$(1,658)	$26,482	$33,509

	36 Weeks Ended May 11, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares (000s)	Amount
BALANCE AT SEPTEMBER 1, 2024	443,126	$2	$7,829	$(1,828)	$17,619	$23,622
Net income	—	—	—	—	5,489	5,489
Foreign-currency translation adjustment and other, net	—	—	—	(87)	—	(87)
Stock-based compensation	—	—	723	—	—	723
Release of vested RSUs, including tax effects	1,051	—	(392)	—	—	(392)
Repurchases of common stock	(658)	—	(12)	—	(611)	(623)
Cash dividend declared	—	—	—	—	(1,607)	(1,607)
BALANCE AT MAY 11, 2025	443,519	$2	$8,148	$(1,915)	$20,890	$27,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions) (unaudited)

	36 Weeks Ended
	May 10, 2026	May 11, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,228	$5,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,791	1,652
Non-cash lease expense	221	208
Stock-based compensation	771	720
Other non-cash operating activities, net	36	(15)
Changes in operating assets and liabilities:
Merchandise inventories	(1,240)	(25)
Accounts payable	2,498	604
Other operating assets and liabilities, net	828	835
Net cash provided by operating activities	11,133	9,468
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(4,228)	(3,532)
Purchases of short-term investments	(480)	(573)
Maturities of short-term investments	544	786
Other investing activities, net	4	(24)
Net cash used in investing activities	(4,160)	(3,343)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(390)	(635)
Proceeds from short-term borrowings	459	616
Repayments of long-term debt	(69)	—
Tax withholdings on stock-based awards	(361)	(392)
Repurchases of common stock	(603)	(623)
Cash dividend payments	(1,154)	(1,030)
Financing lease payments and other financing activities, net	(57)	(118)
Net cash used in financing activities	(2,175)	(2,182)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13)	(13)
Net change in cash and cash equivalents	4,785	3,930
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	14,161	9,906
CASH AND CASH EQUIVALENTS END OF PERIOD	$18,946	$13,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the first 36 weeks of the year for:
Interest	$78	$81
Income taxes, net	$1,735	$1,648
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Cash dividend declared, but not yet paid	$652	$577
Financing lease assets obtained in exchange for new or modified leases	$116	$93
Operating lease assets obtained in exchange for new or modified leases	$202	$237
Capital expenditures included in liabilities	$218	$115
The accompanying notes are an integral part of these condensed consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
(unaudited)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At May 10, 2026, Costco operated 928 warehouses worldwide: 637 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 115 in Canada, 42 in Mexico, 37 in Japan, 29 in the United Kingdom (U.K.), 20 in Korea, 15 in Australia, 14 in Taiwan, seven in China, five in Spain, three in France, two in Sweden and one each in Iceland and New Zealand. The Company operates e-commerce sites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, and Australia.
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
Fiscal Year End
The Company operates on a 52/53 week fiscal year basis, with the fiscal year ending on the Sunday closest to August 31. Fiscal 2026 is a 52-week year ending on August 30, 2026. References to the third quarter of 2026 and 2025 relate to the 12-week fiscal quarters ended May 10, 2026, and May 11, 2025. References to the first thirty-six weeks of 2026 and 2025 relate to the 36 weeks ended May 10, 2026, and May 11, 2025.
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
These standards should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating these standards.
Note 2—Investments
The Company's investments were as follows:

May 10, 2026:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$821	$(3)	$818
Held-to-maturity:
Certificates of deposit	232	—	232
Total short-term investments	$1,053	$(3)	$1,050

August 31, 2025:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$783	$3	$786
Held-to-maturity:
Certificates of deposit	337	—	337
Total short-term investments	$1,120	$3	$1,123
Gross unrealized holding gains and losses on available-for-sale securities were not material for the periods ended May 10, 2026, or August 31, 2025. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during the first thirty-six weeks of 2026 or 2025.
The maturities of available-for-sale and held-to-maturity securities at May 10, 2026, are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$133	$134	$232
Due after one year through five years	441	440	—
Due after five years	247	244	—
Total	$821	$818	$232

Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the level within the hierarchy reflecting the valuation techniques utilized.

	Level 2
	May 10, 2026	August 31, 2025
Investment in government and agency securities	$818	$786
Forward foreign-exchange contracts, in asset position(1)	1	6
Forward foreign-exchange contracts, in (liability) position(1)	(10)	(14)
Total	$809	$778
_______________
(1) The asset and liability values are included in other current assets and other current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
On May 10, 2026, and August 31, 2025, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during the first thirty-six weeks of 2026 or 2025.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no fair value adjustments to these items during the first thirty-six weeks of 2026 or 2025.
Note 4—Debt
The carrying value of the Company’s long-term debt consisted of the following:

	May 10, 2026	August 31, 2025
3.000% Senior Notes due May 2027	$1,000	$1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	684	805
Total long-term debt	5,684	5,805
Less unamortized debt discounts and issuance costs	14	17
Less current portion(1)	—	75
Long-term debt, excluding current portion	$5,670	$5,713
_______________
(1) Net of unamortized debt discounts and issuance costs and included in other current liabilities in the accompanying condensed consolidated balance sheets.
The fair value of the Senior Notes is estimated using Level 2 inputs. Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japan subsidiary, valued using Level 3 inputs. In March 2026, the Company's Japan subsidiary repaid $69 of its Guaranteed Senior Notes. The fair value of the Company's long-term debt, including the current portion, was approximately $5,259 and $5,370 at May 10, 2026, and August 31, 2025.

Note 5—Equity
Dividends
A quarterly cash dividend of $1.47 per share was declared on April 15, 2026, and paid on May 15, 2026. The dividend was $1.30 per share in the third quarter of 2025.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. At May 10, 2026, the remaining amount available under the program was $1,359. The following table summarizes the repurchase activity:

	Shares Repurchased (000s)	Average Price per Share	Total Cost
Third quarter of 2026	184	$997.47	$183
First thirty-six weeks of 2026	638	$945.46	$603

Third quarter of 2025	215	$976.71	$210
First thirty-six weeks of 2025	658	$946.64	$623
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
Summary of Restricted Stock Unit Activity
At May 10, 2026, 5,252,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•1,908,000 time-based RSUs, which vest upon continued employment over specified periods. Some of these RSUs accelerate upon achievement of a long-service term;
•60,000 performance-based RSUs granted to executive officers, for which the performance targets have been met. The awards vest upon continued employment over specified periods of time and upon achievement of a long-service term; and
•67,000 performance-based RSUs granted to executive officers, subject to achievement of performance targets for 2026, as determined by the Compensation Committee of the Board of Directors after the end of the fiscal year. These awards are included in the table below and in the amount of unrecognized compensation cost. The Company recognized compensation expense for these awards in the third quarter of 2026, as it is currently deemed probable that the targets will be achieved.

The following table summarizes RSU transactions during the first thirty-six weeks of 2026:

	Number of Units (in 000s)	Weighted-Average Grant Date Fair Value
Outstanding at August 31, 2025	2,308	$597.00
Granted	1,088	933.56
Vested and delivered	(1,296)	669.79
Forfeited	(65)	694.61
Outstanding at May 10, 2026	2,035	$727.45
The remaining unrecognized compensation cost related to RSUs unvested at May 10, 2026, was $1,092, and the weighted-average period over which this cost will be recognized is 1.6 years.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
Stock-based compensation expense	$119	$106	$771	$720
Less recognized income tax benefits	27	23	178	152
Stock-based compensation expense, net	$92	$83	$593	$568
Note 7—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000s):

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
Net income	$2,192	$1,903	$6,228	$5,489
Weighted average basic shares	443,923	443,958	443,943	443,976
RSUs	507	804	512	870
Weighted average diluted shares	444,430	444,762	444,455	444,846
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
In January 2026, a class action on behalf of Washington employees was filed against the Company alleging failure to provide meal periods and rest breaks and to compensate for violations, wage theft, and failure to furnish accurate wage statements. The complaint seeks compensatory and exemplary damages, interest, and attorneys' fees. Madera v. Costco Wholesale Corp. (No. 26-2-02879-6, King County Superior Court). A second class action was filed in March 2026 alleging failure to provide meal periods and to compensate for violations, seeking similar relief. Howell v. Costco Wholesale Corp. (No. 26-2-09459-5; King County Superior Court). The Company has denied the material allegations of the complaints.
Beginning in December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Cases filed against the Company by counties and cities in Michigan, New Jersey, Oregon, Virginia and South Carolina, a hospital in Texas, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 43 states and American Samoa have been resolved or dismissed. A claim by a third-party payor in Ohio and actions filed on behalf of infants born with opioid-related medical conditions in 40 states remain in the MDL. A claim against the Company filed in federal court outside the MDL by one county in Georgia is pending, and claims filed by certain cities and counties in New York are pending in state court, as are claims by certain county district attorneys in Pennsylvania. Claims against the Company in state courts in New Jersey, Oklahoma, Utah, and Arizona have been dismissed. Claims against the Company in federal court in Georgia and Florida have been dismissed. The Company is defending all of the pending matters remaining.
Between September 25 and October 31, 2023, five class action suits were filed against the Company alleging privacy law violations stemming from pixel trackers on Costco.com: Birdwell v. Costco Wholesale

Corp., No. C23-02416, Contra Costa County Superior Court; and Scott v. Costco Wholesale Corp., No. 2:23-cv-08808 (C.D. Cal.), now consolidated with R.S. v. Costco Wholesale Corp., No. 2:23-cv-01628 (W.D. Wash.); Groves, et ano., v. Costco Wholesale Corp., No. 2:23-cv-01662 (W.D. Wash.), and Castillo v. Costco Wholesale Corp., under No. 2:34-cv-01548 (W.D. Wash.). The Castillo plaintiffs filed a consolidated complaint on January 26, 2024, which seeks damages, equitable relief and attorneys’ fees under various statutes, including the Washington Consumer Protection Act, Washington Privacy Act, Washington Uniform Health Care Information Act, Electronic Communications Privacy Act, California Invasion of Privacy Act, and California Confidentiality of Medical Information Act. The consolidated complaint also alleges breach of implied contract, invasion of privacy, conversion, and unjust enrichment. The Company filed a motion to dismiss the Castillo complaint on March 11, 2024. In November 2024 the court denied the motion to dismiss in substantial part. On May 16, 2024, the parties stipulated to stay Birdwell pending resolution of Castillo. On January 2, and August 22, 2024, the Company received related civil investigative demands from the Washington Attorney General's Office. On January 3, 2024, the Company received a related pre-litigation letter from the Los Angeles Office of the County Counsel. The Company is in the process of responding to both agencies. The Birdwell case was dismissed with prejudice in March 2026.
In October and November 2025, two class actions were filed against the Company alleging violations of consumer protection and other laws arising from the Company’s sale of Kirkland Signature tequila products in the United States: Glazer v. Costco Wholesale Corp., Case No. 1:25-cv-25057 (S.D. Fla.); and Salisbury, et al. v. Costco Wholesale Corp., Case No. 2:25-cv-02277 (W.D. Wash.). Plaintiffs allege that the Company’s Kirkland Signature tequilas are labeled “100% de Agave” but contain alcohol derived from non-agave sugars. They seek damages, statutory penalties, punitive and treble damages, and disgorgement. The Glazer action was subsequently dismissed without prejudice. An amended complaint was filed in the Salisbury case on March 9, 2026, adding Glazer as an additional named plaintiff. The Company filed a motion to dismiss Salisbury in April 2026.
In March 2026, four class actions were filed against the Company seeking a refund of tariffs paid by the Company under the International Emergency Economic Powers Act (“IEEPA”) that were passed on to members through higher prices. The complaints allege violations of state consumer protection laws and equitable doctrines: Stockov, et al. v. Costco Wholesale Corp., Case No. 26-cv-02734 (N.D. Illinois); Gower, et al. v. Costco Wholesale Corp., Case No. 26-2-08898-5SEA (King County Superior Court); Ortiz, et al. v. Costco Wholesale Corp., Case No. 3:26-cv-01164-CVR (D.P.R.); and Briggs, et al. v. Costco Wholesale Corp., Case No. 2:26-cv-01064 (W.D. Wash.). The Company has filed motions to dismiss in Stockov and Gower.
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
The chief operating decision maker (CODM) is the Company's President and Chief Executive Officer. The CODM uses the metrics outlined in the table below, along with internal management reports, to evaluate performance, monitor actual results versus budget and prior year results, and make strategic and operational resource allocation decisions.
The following table provides the revenue, significant expenses, and operating income for the Company's reportable segments:

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
United States
Total revenue	$51,434	$46,318	$149,934	$137,819
Merchandise costs	44,857	40,239	130,499	119,922
Selling, general and administrative expenses	4,704	4,366	14,311	13,171
Operating income	$1,873	$1,713	$5,124	$4,726
Canada
Total revenue	$9,410	$8,321	$27,774	$25,021
Merchandise costs	8,171	7,234	24,156	21,828
Selling, general and administrative expenses	733	637	2,202	1,978
Operating income	$506	$450	$1,416	$1,215
Other International
Total revenue	$9,683	$8,566	$29,723	$26,239
Merchandise costs	8,491	7,523	26,093	23,099
Selling, general and administrative expenses	756	676	2,286	2,039
Operating income	$436	$367	$1,344	$1,101
Total
Total revenue	$70,527	$63,205	$207,431	$189,079
Merchandise costs	61,519	54,996	180,748	164,849
Selling, general and administrative expenses	6,193	5,679	18,799	17,188
Operating income	2,815	2,530	7,884	7,042
Other income(1)	123	50	358	266
Income before income taxes	$2,938	$2,580	$8,242	$7,308
_______________
(1)Other income consists of interest expense and interest income and other, net.

The following table provides depreciation and amortization and additions to property and equipment for the Company's reportable segments:

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
United States
Depreciation and amortization	$460	$432	$1,388	$1,295
Additions to property and equipment	1,143	846	3,335	2,698
Canada
Depreciation and amortization	$52	$44	$148	$132
Additions to property and equipment	113	99	455	352
Other International
Depreciation and amortization	$85	$76	$255	$225
Additions to property and equipment	157	186	438	482
Total
Depreciation and amortization	$597	$552	$1,791	$1,652
Additions to property and equipment	1,413	1,131	4,228	3,532
The following table provides property and equipment, net and total assets for the Company's reportable segments:

	May 10, 2026	August 31, 2025
United States
Property and equipment, net	$24,644	$22,790
Total assets	62,980	54,862
Canada
Property and equipment, net	$3,258	$2,930
Total assets	7,925	7,304
Other International
Property and equipment, net	$6,391	$6,189
Total assets	15,525	14,933
Total
Property and equipment, net	$34,293	$31,909
Total assets	86,430	77,099
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce sites and business centers have been allocated to the applicable merchandise categories:

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
Foods and Sundries	$26,533	$25,149	$80,625	$75,323
Non-Foods	17,529	16,080	54,122	49,777
Fresh Foods	9,673	8,785	28,576	25,839
Warehouse Ancillary and Other Businesses	15,419	11,951	40,051	34,541
Total net sales	$69,154	$61,965	$203,374	$185,480

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
Our operating models are generally the same across our U.S., Canadian, and Other International operating segments (see Note 9 to the condensed consolidated financial statements included in Part I, Item 1, of this Report). Certain operations in our Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of sales, less or no direct membership warehouse competition, or lack e-commerce or business delivery.
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
Our fiscal year ends on the Sunday closest to August 31. References to the third quarter of 2026 and 2025 relate to the 12-week fiscal quarters ended May 10, 2026, and May 11, 2025. References to the first thirty-six weeks of 2026 and 2025 relate to the 36 weeks ended May 10, 2026, and May 11, 2025. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for the third quarter of 2026 versus 2025 include:
•We opened four new warehouses: three in the U.S. and one in Canada, compared to nine new warehouses, including one relocation;
•Net sales increased 12% to $69,154, driven by an increase in comparable sales and sales at 23 net new warehouses opened since the end of the third quarter of 2025;
•Higher gasoline prices positively impacted net sales by $1,367, or 221 basis points, and changes in foreign currencies positively impacted net sales by approximately $643, or 104 basis points;

•Membership fee revenue increased 11% to $1,373, primarily driven by new member sign-ups, membership fee increases, and upgrades to Executive Membership;
•Gross margin as a percentage of net sales and excluding the impact of gasoline price inflation increased one basis point;
•SG&A expenses as a percentage of net sales and excluding the impact of gasoline price inflation decreased two basis points;
•The effective tax rate was 25.4%, compared to 26.2%;
•Net income increased to $2,192, $4.93 per diluted share, compared to $1,903, $4.28 per diluted share; and
•A quarterly cash dividend of $1.47 per share was declared on April 15, 2026, and paid on May 15, 2026.
RESULTS OF OPERATIONS
Net Sales

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
Net Sales	$69,154	$61,965	$203,374	$185,480
Increases in net sales:
U.S.	11%	9%	9%	9%
Canada	13%	4%	11%	5%
Other International	13%	6%	13%	6%
Total Company	12%	8%	10%	8%
Increases in comparable sales:
U.S.	9%	7%	7%	7%
Canada	11%	3%	9%	4%
Other International	11%	3%	11%	3%
Total Company	10%	6%	8%	6%
Increases in comparable sales excluding the impact of changes in foreign currency and gasoline prices:
U.S.	7%	8%	6%	8%
Canada	6%	8%	8%	8%
Other International	6%	9%	7%	9%
Total Company	7%	8%	7%	8%
Net sales increased $7,189 or 12%, and $17,894 or 10% during the third quarter and first thirty-six weeks of 2026. The improvement was primarily attributable to an increase in comparable sales of $6,055 or 10% and $14,553 or 8% during the third quarter and thirty-six weeks of 2026. Comparable sales were positively impacted by increases of approximately 7% and 5% in average ticket and 2% and 3% in shopping frequency in the third quarter and first thirty-six weeks of 2026. The remaining increase was driven by sales at the 23 net new warehouses opened since the end of the third quarter of 2025.
Digitally-enabled comparable sales increased 21% and 22% during the third quarter and first thirty-six weeks of 2026 and increased 21% for each period excluding the impact of changes in foreign currencies.
Sales increased $3,721 or 7% and $12,384 or 8% in core merchandise categories during the third quarter and first thirty-six weeks of 2026, increasing in all categories. Sales increased $3,468 or 29% and $5,510 or 16% in warehouse ancillary and other businesses during the third quarter and first thirty-six weeks of 2026, led by gasoline and pharmacy.

The volume of gasoline sold increased approximately 10% and 6%, positively impacting net sales by $662, or 107 basis points and $1,105 or 60 basis points during the third quarter and first thirty-six weeks of 2026. Higher gasoline prices positively impacted net sales by $1,367, or 221 basis points, and $936, or 50 basis points during the third quarter and first thirty-six weeks of 2026, with a 20% and 5% increase in the average price per gallon.
Changes in foreign currencies relative to the U.S. dollar attributable to our Other International and Canadian operations positively impacted net sales by approximately $643, or 104 basis points, and approximately $1,578, or 85 basis points, during the third quarter and first thirty-six weeks of 2026.
Membership Fees

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
Membership fees	$1,373	$1,240	$4,057	$3,599
Total paid members (000s)	82,900	79,600	—	—
Total cardholders (000s)	148,500	142,800	—	—
Membership fee revenue increased 11% and 13% in the third quarter and first thirty-six weeks of 2026, driven by new member sign-ups, membership fee increases and upgrades to Executive Membership. At the end of the third quarter of 2026, our renewal rates were 92.2% in the U.S. and Canada and 89.7% worldwide. Renewal rates were negatively impacted by a higher number of memberships sold online, including through digital promotions, entering the renewal rate calculation. These memberships renew at a slightly lower rate on average.
As previously reported, we increased our annual membership fees in the U.S. and Canada, effective September 1, 2024. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. The fee income increase accounted for approximately 25% and 35% of membership income growth during the third quarter and first thirty-six weeks of 2026.
Gross Margin

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
Net sales	$69,154	$61,965	$203,374	$185,480
Less merchandise costs	61,519	54,996	180,748	164,849
Gross margin	$7,635	$6,969	$22,626	$20,631
Gross margin percentage	11.04%	11.25%	11.13%	11.12%
Quarterly Results
Gross margin as a percentage of net sales decreased by 21 basis points. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 11.26%, an increase of one basis point. The increase was positively impacted by 14 basis points in our warehouse ancillary and other businesses, primarily pharmacy and e-commerce. A smaller LIFO charge in the third quarter of 2026 compared to the third quarter of 2025 positively impacted gross margin by 14 basis points. The absence of a charge this quarter related to a one-time expense for increased employee vacation positively impacted gross margin by two basis points. Gross margin percentage was negatively impacted by 29 basis points in our core merchandise categories, primarily due to foods and sundries and fresh foods, partially offset by our co-branded credit card program and non-foods. Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by approximately $69, compared to the third quarter of 2025, attributable to our Other International and Canadian operations.

The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), decreased nine basis points. The decrease was primarily due to fresh foods and foods and sundries, partially offset by non-foods. This measure eliminates the impact of changes in sales penetration and gross margin from our warehouse ancillary and other businesses.
Gross margin percentage on a segment basis, when expressed as a percentage of the segment's own sales and excluding the impact of changes in gasoline prices on net sales (segment gross margin percentage), decreased in our U.S. segment. The decrease was primarily due to a negative impact from core merchandise categories, partially offset by increases in warehouse ancillary and other businesses, a smaller LIFO charge and the absence of a charge related to a one-time expense for increased employee vacation. Our Canadian segment gross margin percentage increased, primarily due to increases in warehouse ancillary and other businesses, partially offset by decreases in core merchandise categories. Gross margin increased in our Other International segment, primarily due to increases in core merchandise categories.
Year-to-date Results
Gross margin as a percentage of net sales increased by one basis point. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 11.18%, an increase of six basis points. The increase was positively impacted by 13 basis points in our warehouse ancillary and other businesses, primarily pharmacy and gasoline, and three basis points from a smaller LIFO charge in the first thirty-six weeks of 2026 compared to the first thirty-six weeks of 2025. A non-recurring legal settlement also positively impacted gross margin by two basis points. Gross margin percentage was negatively impacted by 12 basis points in our core merchandise categories, primarily due to our co-branded credit card program, foods and sundries, and 2% rewards, partially offset by increases in non-foods. Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by approximately $170, compared to the first thirty-six weeks of 2025, attributable to our Other International and Canadian operations.
The gross margin in core merchandise categories, when expressed as a percentage of core merchandise sales (rather than total net sales), increased 14 basis points. The increase was primarily due to non-foods and foods and sundries, partially offset by fresh foods.
Segment gross margin percentage increased in all segments. Our U.S. segment performed similarly to the consolidated results above. Our Canadian segment gross margin percentage increased, primarily due to increases in warehouse ancillary and other businesses, partially offset by decreases in core merchandise categories. Gross margin increased in our Other International segment, primarily due to increases in core merchandise categories and warehouse ancillary and other businesses.
Selling, General and Administrative Expenses

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
SG&A expenses	$6,193	$5,679	$18,799	$17,188
SG&A expenses as a percentage of net sales	8.96%	9.16%	9.24%	9.27%
Quarterly Results
SG&A expenses as a percentage of net sales decreased by 20 basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was 9.14%, a decrease of two basis points. Compared to last year, results were favorably impacted by five basis points attributable to the absence of a charge related to a one-time expense for increased employee vacation and one basis point from central operating costs. SG&A was negatively impacted by three basis points attributable to warehouse operations and other businesses. Stock compensation was higher by one basis point. Changes in foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately $48 compared to the third quarter of 2025, attributable to our Other International and Canadian operations. SG&A expenses as a percentage of net sales was lower in our U.S. segment and higher in our Canadian and Other International segments.
Year-to-date Results
SG&A expenses as a percentage of net sales decreased by three basis points. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was 9.29%, an increase of two basis points. Compared to last year, results were negatively impacted by two basis points attributable to self-insured general liability claims expense. A charge related to a tax assessment for prior years and warehouse operations and other businesses also negatively impacted SG&A by one basis point each. The absence of a charge related to a one-time expense for increased employee vacation favorably impacted SG&A by two basis points. Changes in foreign currencies relative to the U.S. dollar increased SG&A expenses by approximately $113 compared to the first thirty-six weeks of 2025, attributable to our Other International and Canadian operations. SG&A expenses as a percentage of net sales were higher in our U.S. and Canadian segments and lower in our Other International segment.
Interest Expense

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
Interest expense	$32	$35	$100	$108
Interest expense is primarily related to Senior Notes and financing leases.
Interest Income and Other, Net

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
Interest income	$130	$95	$392	$300
Foreign-currency transaction gains (losses), net	17	(17)	38	49
Other, net	8	7	28	25
Interest income and other, net	$155	$85	$458	$374
The increase in interest income in the third quarter and first thirty-six weeks of 2026 was due to higher cash balances, partially offset by lower interest rates. Foreign-currency transaction gains (losses), net, include revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign Currency sections in Item 8, Note 1 of our Annual Report on Form 10-K, for the fiscal year ended August 31, 2025.
Provision for Income Taxes

	12 Weeks Ended		36 Weeks Ended
	May 10, 2026	May 11, 2025	May 10, 2026	May 11, 2025
Provision for income taxes	$746	$677	$2,014	$1,819
Effective tax rate	25.4%	26.2%	24.4%	24.9%
The effective tax rate for the first thirty-six weeks of 2026 and 2025 was favorably impacted by discrete tax benefits of $72 and $100 related to stock compensation.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	36 Weeks Ended
	May 10, 2026	May 11, 2025
Net cash provided by operating activities	$11,133	$9,468
Net cash used in investing activities	(4,160)	(3,343)
Net cash used in financing activities	(2,175)	(2,182)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $19,996 and $15,284 at May 10, 2026, and August 31, 2025. Of these balances, unsettled credit and debit card receivables represented approximately $3,078 and $2,670 at May 10, 2026, and August 31, 2025. These receivables generally settle within four days.
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
Cash Flows from Operating Activities
Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to suppliers, warehouse operating costs, including wages and employee benefits, utilities, credit and debit card processing fees, and operating leases. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, payment terms with suppliers, and early payments to obtain discounts. Net cash provided by operating activities totaled $11,133 in the first thirty-six weeks of 2026, compared to $9,468 in the first thirty-six weeks of 2025. The increase was primarily due to higher cash flow provided from operating income, as well as reduced net investment in merchandise inventories. The latter was a result of faster inventory turns and improved payment terms with suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $4,160 in the first thirty-six weeks of 2026, compared to $3,343 in the first thirty-six weeks of 2025, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses, information systems, and manufacturing and distribution facilities. In the first thirty-six weeks of 2026, we spent $4,228 on capital expenditures, and it is our current intention to spend approximately $6,500 during fiscal 2026, as we continue to invest in new warehouse openings, remodel existing locations, expand our depot network, and further develop our digitally-enabled businesses. These expenditures are expected to be financed with cash from operations, cash and cash equivalents, and short-term investments. We opened 16 new warehouses, including two relocations, in the first thirty-six weeks of 2026, and plan to open 13 additional new warehouses, including one relocation, in the remainder of fiscal 2026. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $2,175 in the first thirty-six weeks of 2026, compared to $2,182 in the first thirty-six weeks of 2025. Cash flow used in financing activities during the first thirty-six weeks of 2026 was primarily related to the payment of dividends, repurchases of common stock, repayments of short-term borrowings, withholding taxes on stock-based awards, and repayments of long-term debt. Cash flow provided by financing activities included proceeds from short-term borrowings.
Long-term Debt
Repayments of long-term debt in the first thirty-six weeks of 2026 totaled $69, as compared to no repayments in 2025.
Dividends
A quarterly cash dividend of $1.47 per share was declared on April 15, 2026, and paid on May 15, 2026.
Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During the first thirty-six weeks of 2026 and 2025, we repurchased 638,000 and 658,000 shares of common stock, at an average price per share of $945.46 and $946.64, totaling approximately $603 and $623. These amounts may differ from the accompanying condensed consolidated statements of cash flows due to changes in unsettled repurchases at the end of a quarter. Purchases are made from time to time, as conditions warrant, potentially including the open market, block purchases and pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $1,359 at the end of the third quarter.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At May 10, 2026, we had borrowing capacity under these facilities of $1,531. Our Canadian and Other International operations maintain $1,028 of this capacity under bank credit facilities, of which $338 is guaranteed by the Company. Short-term borrowings outstanding under the bank credit facilities, which are included in other current liabilities on the condensed consolidated balance sheets, were $96 at the end of the third quarter of 2026 and immaterial at the end of 2025.
We have letter of credit facilities, for commercial and standby letters of credit, totaling $242. The outstanding commitments under these facilities at the end of the third quarter of 2026 totaled $205, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of May 10, 2026, and, based on their evaluation, have concluded the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information on our common stock repurchase activity for the third quarter of 2026 (amounts in millions, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs(1)
February 16, 2026 — March 15, 2026	61,000	$998.15	61,000	$1,481
March 16, 2026 — April 12, 2026	62,000	994.33	62,000	1,420
April 13, 2026 — May 10, 2026	61,000	999.96	61,000	1,359
Total third quarter	184,000	$997.47	184,000
_______________
(1) Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027.
Item 3—Defaults Upon Senior Securities
None.
Item 4—Mine Safety Disclosures
Not applicable.
Item 5—Other Information
None.

Item 6—Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date

3.1	Articles of Incorporation as amended of Costco Wholesale Corporation		10-K	8/28/2022	10/5/2022

3.2	Bylaws as amended of Costco Wholesale Corporation		8-K		9/20/2024

31.1	Rule 13(a) – 14(a) Certifications	x

32.1*	Section 1350 Certifications

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
_______________
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTCO WHOLESALE CORPORATION (Registrant)

June 3, 2026	By	/s/ RON M. VACHRIS
Date		Ron M. Vachris
President and Chief Executive Officer

June 3, 2026	By	/s/ GARY MILLERCHIP
Date		Gary Millerchip
Executive Vice President and Chief Financial Officer