Form 10-K
period 2026-08-30
COSTCO WHOLESALE CORP /NEW
filed 2026-10-07
CIK 909832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 2026 was $451.6 billion.
The number of shares outstanding of the registrant’s common stock as of September 29, 2026, was 443,129,349.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on January 21, 2027, are incorporated by reference into Part III of this Form 10-K.

COSTCO WHOLESALE CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 30, 2026

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For these purposes, forward-looking statements are statements that address activities, events, conditions or developments that the Company expects or anticipates may occur in the future and may relate to such matters as net sales growth, changes in comparable sales, cannibalization of existing locations by new openings, price or fee changes, earnings performance, earnings per share, stock-based compensation expense, warehouse openings and closures, capital spending, the effect of adopting certain accounting standards, future financial reporting, financing, margins, return on invested capital, investments in technology, strategic direction, expense controls, membership fee changes, signups, and renewal rates, shopping frequency, litigation, including self-insured general liability claims, attainment of sustainability goals, and the demand for our products and services. In some cases, forward-looking statements can be identified because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms. Such forward-looking statements involve risks and uncertainties that may cause actual events, results, or performance to differ materially from those indicated by such statements, including, without limitation, the factors set forth in the section titled “Item 1A-Risk Factors”, and other factors noted in the section titled “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes in Item 8 of this Report. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements, except as required by law.
PART I
Item 1—Business
Costco Wholesale Corporation and its subsidiaries (Costco or the Company) began operations in 1983, in Seattle, Washington. We are principally engaged in the operation of membership warehouses in the United States (U.S.) and Puerto Rico, Canada, Mexico, Japan, the United Kingdom (U.K.), Korea, Australia, Taiwan, China, Spain, France, Sweden, Iceland, and New Zealand. Costco operated 939, 914, and 890 warehouses worldwide at August 30, 2026, August 31, 2025, and September 1, 2024. The Company operates e-commerce sites in the U.S., Canada, Mexico, the U.K., Korea, Taiwan, Japan, Australia, and China. Our common stock trades on the NASDAQ Global Select Market, under the symbol “COST.”
We report on a 52/53-week fiscal year, consisting of thirteen four-week periods and ending on the Sunday nearest the end of August. The first three quarters consist of three periods each, and the fourth quarter consists of four periods (five weeks in the thirteenth period in a 53-week year). The material seasonal impact in our operations is increased net sales and earnings during the winter holiday season. References to 2026, 2025, and 2024 relate to the 52-week fiscal years ended August 30, 2026, August 31, 2025, and September 1, 2024.
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
Our average warehouse space is approximately 148,000 square feet, with newer units being slightly larger. Floor plans are designed for efficiency in the use of selling space, the handling of merchandise, and the control of inventory. Because shoppers are attracted principally by the quality of merchandise and low prices, our warehouses are not elaborate. By strictly controlling the entrances and exits and using a membership format, we believe our inventory losses (shrinkage) are well below those of typical retail operations.
Our operating hours are shorter than many other retailers, and due to other efficiencies inherent in a warehouse club operation, we believe labor costs are lower relative to the volume of sales. In the U.S., we offer exclusive shopping hours for our Executive members and our gasoline operations generally have extended hours. Merchandise is generally stored on racks above the sales floor and displayed on pallets containing large quantities, reducing labor required. In general, with variations by country, our warehouses accept certain credit cards, including Costco co-branded cards, debit cards, cash and checks, Executive member reward certificates, co-brand cardholder rebates, and our proprietary stored-value card (shop card).
Our strategy is to provide our members with a broad range of high-quality merchandise at prices we believe are consistently lower than elsewhere. We seek to limit most items to fast-selling models, sizes, and colors. We carry less than 4,000 active stock keeping units (SKUs) per warehouse in our core warehouse business, significantly less than other broadline retailers. We average from 9,000 to 11,000 SKUs online, some of which are available in our warehouses. Many consumable products are offered for sale in case, carton, or multiple-pack quantities only.
To promote member satisfaction, we generally accept returns of merchandise. On certain electronic items, we have a 90-day return policy and provide, free of charge, technical support services, as well as an extended warranty. Additional third-party warranty coverage is sold on certain electronic items and major appliances.
We offer merchandise and services in the following categories:
■Core Merchandise Categories:
•Foods and Sundries (including sundries, dry grocery, candy, cooler, freezer, liquor, and tobacco)
•Non-Foods (including consumer electronics, appliances, small electrics, health and beauty aids, hardware, lawn and garden, sporting goods, tires, toys and seasonal, automotive, stamps, tickets, apparel, furniture, domestics, housewares, special order kiosk, and jewelry)
•Fresh Foods (including meat, produce, deli, and bakery)
■Warehouse Ancillary (includes gasoline, pharmacy, food court, optical, hearing aids, and tire installation)
■Other Businesses (includes e-commerce, business centers, travel, and other)
Warehouse ancillary operate primarily within, next to or near our warehouses, encouraging more frequent shopping. The number of warehouses with gas stations varies significantly by country. We operated 774 gas stations at the end of 2026. Our gasoline business represented 11% of total net sales in 2026.

Our other businesses sell products and services that largely complement our warehouse operations. Our business centers carry items tailored for food services, convenience stores, and offices, and offer walk-in shopping and deliveries. Business centers are included in our total warehouse count. Our e-commerce operations give members convenience and a broader selection of goods and services. Costco Travel offers vacation packages, car rentals, cruises and other travel products exclusively for Costco members in varying degrees in the U.S., Canada, the U.K., and Australia. Digitally-enabled sales, which represents sales that are initiated through a digital device, whether fulfilled through a warehouse or distribution center, as well as Costco Travel, represented 11% of total net sales in 2026.
We have direct relationships with many producers of brand-name merchandise. We do not obtain a significant portion of merchandise from any one supplier. When sources of supply become unavailable, we seek alternative sources or items. We pursue diversification in our supply-chain and seek to expand in-country production. We also purchase and manufacture private-label merchandise, where quality and member demand are high and the value to our members is significant.
Certain financial information for our segments and geographic areas is included in Note 11 to the consolidated financial statements included in Item 8 of this Report.
Membership
Our members may utilize their memberships at all of our warehouses and e-commerce sites. Our annual fee for memberships is $65 in the U.S., varies in other countries and includes a free household card.
Membership at the end of 2026, 2025, and 2024 was made up of the following (in thousands):

	2026	2025	2024
Paid members[1]	84,100	81,000	76,200
Household cards	66,300	64,200	60,600
Total cardholders	150,400	145,200	136,800
_______________
(1)These membership counts include active memberships as well as memberships that have expired and not renewed within the 12 months prior to the reporting date. These expired memberships make up a small percentage of membership counts, and many of them are subsequently renewed.
Paid members, in most countries, are eligible to upgrade to an Executive membership for an additional annual fee. These members earn an Executive reward, generally 2% on qualified purchases, subject to an annual maximum value, redeemable at Costco warehouses. Executive members represented 42,300, 38,700, and 35,400 of total paid members in 2026, 2025, and 2024. The penetration of sales to Executive members represented approximately 75.2% of worldwide net sales in 2026.
Our member renewal rate was 92.3% in the U.S. and Canada and 89.8% worldwide at the end of 2026. This rate is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. Memberships that have an expiration date in the six months prior to the end of our reporting period are excluded from this calculation, regardless of whether or not they have been renewed. Although most members renew prior to expiration, the vast majority of those who renew late do so within six months of expiration. The timing of renewal after expiration is impacted by a variety of factors, such as warehouse openings and promotional activity.

Human Capital
“Take Care of Our Employees,” is a key component of our code of ethics and is fundamental to our commitment to “Take Care of Our Members.” Compensation and benefits for employees is our largest expense after the cost of merchandise and is carefully monitored.
Employee Base
At the end of 2026, we employed 355,000 employees worldwide. Approximately 95% are employed in our membership warehouses and distribution channels. Around 5% are represented by unions. We also utilize seasonal employees.
The total number of employees by segment was:

	2026	2025	2024
United States	232,000	223,000	219,000
Canada	58,000	55,000	53,000
Other International	65,000	63,000	61,000
Total employees	355,000	341,000	333,000
Growth and Engagement
We believe that our warehouses are among the most productive in the retail industry, owing largely to the commitment and efficiency of our employees. We seek to provide them not merely with employment but careers. Many attributes of our business contribute to this objective. The more significant include: competitive compensation and benefits; a commitment to employee development and promoting from within; and a target ratio of at least 50% of our base being full-time employees. These attributes contribute to what we consider, especially for the industry, a high retention rate. In 2026, in the U.S. and Canada that rate was approximately 94% for employees who have been with us for at least one year.
Inclusion
The commitment to “Take Care of Our Employees” includes promoting an inclusive and respectful workplace. We strive for an environment where all employees feel that they belong, are accepted, included, respected, and supported. We demonstrate leadership commitment to inclusion through consistent communication, employee development and education, support of diversity and inclusion within the organization, community involvement, and supplier inclusion. Listening to our employees is one of the ways Costco takes care of its workforce. Costco continues its efforts to develop future leaders, including through our supervisor in training (SIT) programs in the U.S. and Canada. In 2026, over 8,100 hourly employees completed the six-week course.
Well Being
We strive to provide our employees with competitive wages and excellent benefits. In March 2026, we increased the top of wage scales by $1.00 per hour in the U.S. and Canada, bringing our average rate at the end of 2026 for hourly employees in the U.S. to approximately $33.00. We continue to offer expansive benefits in the U.S. that provide physical, emotional, mental, and financial well-being support for employees and their dependents at low cost to our employees. Globally, our policies and practices are designed to mirror our practices in the U.S. regarding compensation leadership, subject to local regulations, customs, and market conditions.
For more detailed information regarding our programs, see “Employees” within our Sustainability Commitment (located on our website). The Sustainability Commitment and other information on our website are not incorporated by reference into and do not form any part of this Annual Report.

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
Intellectual Property
We believe that, to varying degrees, our trademarks, trade names, copyrights, proprietary processes, trade secrets, trade dress, domain names, and similar intellectual property add significant value to our business and are important to our success. We have invested significantly in the development and protection of our well-recognized brands, including the Costco Wholesale trademarks and our private-label brand, Kirkland Signature. We believe that Kirkland Signature products are high quality, offered at prices that are generally lower than national brands, and help lower costs, differentiate our merchandise offerings, and generally earn higher margins. We expect to continue to increase the sales penetration of our private-label items.
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

Information about our Executive Officers
The executive officers of Costco, their position, and ages are listed below. Most officers have over 25 years of service with the Company.

Name	Position	Executive Officer Since	Age
Ron M. Vachris	President and Chief Executive Officer. Mr. Vachris has been a director since February 2022. Mr. Vachris was previously President and Chief Operating Officer from February 2022 to December 2023. He was Executive Vice President of Merchandising from June 2016 to January 2022, Senior Vice President, Real Estate Development, from August 2015 to June 2016, and Senior Vice President, General Manager, Northwest Region, from 2010 to July 2015.	2016	61
Gary Millerchip	Executive Vice President and Chief Financial Officer. Mr. Millerchip previously served as Senior Vice President and Chief Financial Officer of The Kroger Co. from April 2019 to February 2024 and, prior to that, as Chief Executive Officer of Kroger Personal Finance since July 2010.	2024	55
Caton Frates	Senior Executive Vice President, Chief Operating Officer - Warehouse Operations, U.S. and Mexico. Mr. Frates was Executive Vice President, Chief Operating Officer, Southwest Division from 2022 to February 2026, and Senior Vice President, Los Angeles Region, from 2015 to May 2022.	2022	58
Jim C. Klauer	Executive Vice President. Mr. Klauer was Executive Vice President, Chief Operating Officer - Northern Division from 2018 to August 2026 and Senior Vice President, Non-Foods and E-commerce Merchandise, from 2013 to January 2018. Mr. Klauer will be retiring from the Company effective October 30, 2026.	2018	64
Yoram Rubanenko	Executive Vice President, Chief Operating Officer - Eastern Division. Mr. Rubanenko was Senior Vice President and General Manager, Southeast Region, from 2013 to September 2021, and Vice President, Regional Operations Manager for the Northeast Region, from 1998 to 2013.	2021	62
John Sullivan	Executive Vice President, General Counsel & Corporate Secretary. Mr. Sullivan has been General Counsel since 2016 and Corporate Secretary since 2010.	2021	66
Claudine Adamo	Executive Vice President, Administration. Ms. Adamo was Executive Vice President, Chief Operating Officer - Merchandising from 2022 to March 2026, Senior Vice President, Non-Foods, from 2018 to February 2022, and Vice President, Non-Foods, from 2013 to 2018.	2022	56
Pierre Riel	Executive Vice President, Chief Operating Officer, International Division. Mr. Riel was Senior Vice President, Country Manager, Canada, from 2019 to March 2022, and Senior Vice President, Eastern Canada Region, from 2001 to 2019.	2022	63
Javier Polit	Executive Vice President, Chief Information and Digital Officer. Mr. Polit previously served as Chief Information Officer for Mondelez International (formerly Kraft Foods) from 2022 to 2024. From 2017 to 2022, he was Chief Information Officer for The Procter & Gamble Company. Prior to that role, he served as Group Chief Information Officer for The Coca-Cola Company from 2007 to 2017.	2023	62
Teresa Jones	Executive Vice President, Chief Operating Officer - Global Depots and Traffic. Ms. Jones was Senior Vice President, Depot Operations from August 2022 to July 2024, and Vice President, Depot Operations, from 2018 to 2022.	2024	57
W. Richard Wilcox	Executive Vice President, Chief Operating Officer, Southwest Division. Mr. Wilcox was Senior Vice President, General Manager - San Diego Region from 2016 to October 2025.	2025	60
Sarah George	Executive Vice President, Chief Operating Officer - Merchandising. Ms. George was Senior Vice President, Merchandising - Foods and Sundries, from 2023 to March 2026, and Senior Vice President, Fresh Foods, from 2019 to 2023.	2026	50
Adam Self	Executive Vice President, Chief Operating Officer, Northern Division. Mr. Self was Senior Vice President, General Manager, Northeast Region from 2020 to August 2026, and Vice President, Regional Operations Manager for the Northeast Region from 2013 to March 2020.	2026	56

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
Our financial and operational performance is highly dependent on our U.S. and Canadian operations, which comprised 86% and 83% of net sales and operating income in 2026. Within the U.S., we are highly dependent on our California operations, which comprised 26% of U.S. net sales in 2026. Our California market, in general, has a larger percentage of higher volume warehouses as compared to our other domestic markets. Any substantial slowing or sustained decline in these operations could materially adversely affect our business and financial results. Declines in financial performance of our U.S. operations, particularly in California, and our Canadian operations could arise from, among other things: slow growth or declines in comparable warehouse sales (comparable sales); negative trends in operating expenses, including increased labor, healthcare, and energy costs; failing to meet targets for warehouse openings; cannibalizing existing locations with new warehouses; shifts in sales mix toward lower gross margin products; changes or uncertainties in economic conditions in our markets, including higher levels of unemployment and depressed home values; and failing to consistently provide high quality and innovative new products.
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
Our failure to maintain membership growth, loyalty, brand recognition, and our culture could adversely affect our results of operations.
Membership loyalty and growth are essential to our business. The extent to which we achieve growth in our membership base, increase the penetration of Executive membership, and sustain high renewal rates materially influences our profitability. Achieving these metrics relies heavily on member trust and our long-standing culture focused on value, integrity, member service, and always striving to do what is right. Damage to our brands, reputation, or culture may negatively impact comparable sales, diminish member trust, and reduce renewal rates and, accordingly, net sales and membership fee revenue, negatively impacting our results of operations.
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
IT systems play a crucial role in conducting our business. These systems are utilized to, among other things, process a very high volume of transactions, conduct payment transactions, track and value our inventory, and produce reports critical for making business decisions. Failure or disruption of these systems could have an adverse impact on our ability to buy products and services from our suppliers, produce goods in our manufacturing plants, move products in an efficient manner to our warehouses, and sell products to our members. Given the high volume of transactions we process, it is important that we build strong resiliency to lessen disruption from events such as power outages, computer and telecommunications failures, viruses, internal or external security breaches and other cybersecurity incidents, errors by employees, extreme weather, and catastrophic events. Any debilitating failure of our critical IT systems, data centers, and backup systems would require significant investments in resources to restore services and may cause serious impairment in our business operations, including loss of business services, increased cost of moving merchandise and failure to provide service to our members. We are currently making substantial investments in technology and IT projects, including maintaining and enhancing our digital resiliency, and failure or delay in these projects could be costly and harmful to our business. We must also effectively monitor competitive technology trends, including the evolution of artificial intelligence (AI). Any failure to effectively incorporate these technologies could adversely affect our ability to compete. Additionally, the autonomous nature of AI presents unique challenges, particularly regarding third-party systems which may operate in ways that are difficult to monitor. There is a risk that these autonomous systems could bypass internal controls, lack adequate third-party governance, or result in unauthorized access to data, data leakage, and non-compliance with applicable data privacy laws. These systems may also produce inaccurate outputs, leading to unintended operational decisions. Failure to deliver IT projects efficiently and effectively could result in the loss of our competitive position and adversely impact our financial condition and results of operations. Insufficient IT capacity could also impact our capacity for timely, complete and accurate financial and non-financial reporting required by law.
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
Increased security threats and more sophisticated cyber misconduct pose a risk to our systems, networks, products and services. We rely upon IT systems and networks, some of which are managed by or belong to third parties, including suppliers, partners, vendors, and service providers. Additionally, we collect, store, and process sensitive information relating to our business, members, employees, and other third parties. Operating these IT systems and networks and processing and maintaining this data in a secure manner are critical to our business operations and strategy. Remote work has also expanded possible attack surfaces. Attempts to gain unauthorized access to systems, networks, and data, both ours and third parties with whom we work, are increasing in frequency and sophistication, and in some cases, these attempts are successful. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks are particularly prominent, including as vectors for ransomware attacks, which have increased in breadth and frequency. While we train our employees as part of our security efforts, that training cannot be completely effective. The rapid evolution of AI has automated and accelerated the scale of cybersecurity threats, potentially reducing the time for us to detect and mitigate potential information security incidents. If our security infrastructure fails to keep pace with these evolving threats, it could lead to more frequent or sophisticated compromises of our systems, networks, or data, adversely affecting our operations and member confidence. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. Our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host or have access to confidential information, periodically have vulnerabilities, which may go unnoticed for a period of time. Our logging capabilities, or the logging capabilities of third parties, are also not always complete or sufficiently detailed, affecting our ability to fully investigate and understand the scope of security events. While our cybersecurity and compliance efforts seek to mitigate such risks, there can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing will be sufficient to protect our systems, information, or other property.
The potential impacts of a cybersecurity attack include reputational damage, litigation, government enforcement actions, penalties, disruption to systems and operations, unauthorized release of confidential or otherwise protected information, corruption of data, diminution in the value of our investment in IT systems, and increased cybersecurity protection and remediation costs. This could adversely affect our competitiveness, results of operations and financial condition and, critically in light of our business model, loss of member confidence. Further, the insurance coverage we maintain and indemnification arrangements with third parties may be inadequate to cover claims, costs, and liabilities relating to cybersecurity incidents. In addition, data we collect, store, and process is subject to a variety of U.S. and international laws and regulations (such as the European Union General Data Protection Regulation, California Consumer Privacy Act, Health Insurance Portability and Accountability Act, and China's Personal Information Protection Act), evolving rules concerning AI, and other privacy and cybersecurity laws. The use of AI carries risks related to the accuracy and reliability of its outputs. If these tools provide incorrect information to our members or our employees, or if the content generated inadvertently infringes upon the intellectual property rights of third parties, it could lead to reputational damage, legal claims, and increased regulatory scrutiny. Laws and restrictions on use of member information may also impair our ability to utilize data, consistent with member consents and preferences, which may carry significant potential penalties for noncompliance.
We are subject to payment-related risks.
We accept payments using a variety of methods, including select credit and debit cards, cash and checks, co-brand cardholder rebates, Executive member reward certificates, and our shop card. As we offer new payment options to our members, we may be subject to additional rules, regulations, compliance requirements, and higher fraud losses. For certain payment methods, we pay interchange and other related acceptance fees, along with additional transaction processing fees. We rely on third parties to provide payment transaction processing services for credit and debit cards and our shop card. It could disrupt our business if these parties become unwilling or unable to provide these services to us. We are also subject to fee increases by these service providers.
We must comply with evolving payment card association and network operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers. For example, we are subject to Payment Card Industry Data Security Standards, which contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing, and transmission of individual cardholder data. If our internal systems are breached or compromised, we may be liable for card re-issuance costs, subject to fines and higher transaction fees, and lose our ability to accept card payments from our members, and our business and operating results could be adversely affected. Our failure to offer payment methods desired by our members could create a competitive disadvantage.
We might sell products that cause illness or injury to our members, harm to our reputation, and expose us to litigation.
If our merchandise, including food and prepared food products for human consumption, drugs, children's products, pet products, and durable goods, do not meet or are perceived not to meet applicable safety or labeling standards or our members' expectations, we could experience lost sales, increased costs, litigation, or reputational harm. The sale of these items involves the risk of illness or injury to our members. Such illnesses or injuries could result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, manufacturing, storage, handling, and transportation phases, or faulty design. Our suppliers are generally contractually required to comply with product safety laws, and we are dependent on them to ensure that the products we buy comply with safety and other standards. While we are subject to governmental inspection and regulations and work to comply in all material respects with applicable laws and regulations, we cannot be sure that consumption or use of our products will not cause illness or injury or that we will not be subject to claims, lawsuits, or government investigations relating to such matters, resulting in costly product recalls and other liabilities that could adversely affect our business and results of operations. Even if a product liability claim is unsuccessful or is not fully pursued, negative publicity could adversely affect our reputation with existing and potential members and our corporate and brand image, and these effects could be long-term.
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
Our success depends on the continued contributions of our employees, including members of our senior management and other key operations, IT, merchandising, and administrative personnel. Failure to identify and implement a succession plan for senior management could negatively impact our business. We must attract, train, and retain a large and growing number of qualified employees, while controlling related labor costs, preserving our culture, and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including regulatory changes, prevailing wage rates, union relations, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.
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
The retail business is highly competitive. We compete for members, employees, sites, products and services, and in other important respects with a wide range of local, regional and national wholesalers and retailers, both in the United States and in foreign countries, including other warehouse-club operators, supermarkets, supercenters, online retailers, gasoline stations, pharmacies, hard discounters, department and specialty stores and operators selling a single category or narrow range of merchandise or services. Such retailers and warehouse club operators compete vigorously and in a variety of ways, including pricing, selection and availability, services, location, convenience, store hours, and the attractiveness, and ease of use of websites and mobile applications. The evolution of retailing in online and mobile channels has improved the ability of customers to comparison shop, which has enhanced competition. Additionally, the emergence of AI tools may change consumer shopping habits and increase the competition we face. AI may also present inaccurate pricing or product data, or fail to capture the full value of our membership offering, impacting member purchasing decisions by prioritizing immediate or inaccurate price comparison or logistics over member loyalty. Some competitors have greater technology capabilities, including the faster adoption of AI technologies, and greater market penetration than we do. Our inability to respond effectively to competitive pressures, changes in the retail markets or customer expectations could result in lost market share and negatively affect our financial results.
General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes and uncertainties related to government fiscal, monetary, and tax policies including changes in interest rates, tax rates, duties, tariffs, or other restrictions, sovereign debt crises, pandemics and other health crises, and other economic factors could adversely affect demand for our products and services, require a change in product mix, or impact the cost of or ability to purchase inventory. Additionally, trade-related actions in various countries have adversely affected the costs of some of our merchandise. The degree of our exposure is dependent on (among other things) the type of goods, rates imposed, and timing of the tariffs and policy changes. The impact to our net sales and gross margin is influenced in part by our merchandising and pricing strategies in response to potential cost increases. Higher tariffs could adversely impact our results.
Prices of certain commodities, including gasoline and consumable goods used in manufacturing and our warehouse retail operations, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary pressures, labor costs, competition, market speculation, government regulations, taxes, and periodic delays in delivery. Rapid and significant changes in commodity prices and our ability and desire to pass them through to our members may affect our sales and profit margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by events like the outbreak of hostilities or acts of terrorism.
Inflationary factors, such as increases in merchandise costs, may adversely affect our business, financial condition and results of operations. We may not be able to adjust prices to sufficiently offset the effect of cost increases without negatively impacting consumer demand.

Suppliers may be unable to timely provide us with quality merchandise at competitive prices or may fail to adhere to our high standards, resulting in adverse effects on our business, merchandise inventories, sales, and profits.
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
Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes, union organizing activities, human rights violations, animal welfare violations, financial liquidity, climate change, natural disasters, extreme weather conditions, environmental degradation, public health emergencies, supply constraints, and general economic and political conditions and other risks similar to those we face that could limit their ability to timely provide us with acceptable merchandise. One or more of our suppliers might not adhere to our quality control, packaging, legal, regulatory, labor, human rights, environmental, or animal welfare standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our members. This failure could lead to recalls and litigation and otherwise damage our reputation and our brands, increase costs, and otherwise adversely impact our business.
Fluctuations in foreign-exchange rates may adversely affect our results of operations.
During 2026, our international operations, including Canada, generated 27% and 35% of our net sales and operating income. Our international operations have accounted for an increasing portion of our warehouses, and we plan to continue international growth. To prepare our consolidated financial statements, we translate the financial statements of our international operations from local currencies into U.S. dollars using current exchange rates. Future fluctuations in exchange rates that are unfavorable to us may adversely affect the financial performance of our Canadian and Other International operations and have a corresponding adverse effect on our results of operations. As we continue to expand internationally, our exposure to fluctuations in foreign-exchange rates may increase.
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
Natural disasters, extreme weather conditions, and other catastrophic events, including those impacted by climate change, such as extreme temperatures, hurricanes, typhoons, floods, earthquakes, wildfires, droughts; acts of terrorism or violence, including active shooter situations; and energy shortages; particularly in California or Washington state, where our centralized operating systems and administrative personnel are located, could negatively affect our operations and financial performance. Such events could result in physical damage to our properties or inventory, additional heating, cooling, and refrigeration costs, limitations on store operating hours, less frequent visits by members to physical locations, the temporary closure of warehouses, depots, manufacturing, or home office facilities, the temporary lack of an adequate work force, disruptions to our IT systems, the temporary or long-term disruption in the supply of products from some local or overseas suppliers, the temporary disruption in the transport of goods to or from overseas, delays in the delivery of goods to our warehouses or depots, delays in online merchandise delivery, the temporary reduction in the availability of products in our warehouses, and long-term disruption or threats to the habitability of key markets in which we operate. These events could also reduce demand for our products or make it difficult or impossible to procure products. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations.
Pandemics and other health crises could affect our business, financial condition and results of operations in many respects.
The emergence, severity, magnitude, and duration of global or regional health crises are uncertain and difficult to predict. A pandemic could affect certain business operations, demand for our products and services, in-stock positions, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial performance, among other things. Other factors and uncertainties include, but are not limited to: the severity and duration of pandemics; evolving macroeconomic factors including general economic uncertainty, unemployment rates, and recessionary pressures; changes in labor markets affecting us and our suppliers; unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response; the pace of post-pandemic recovery; the long-term impact of the pandemic on our business, including consumer behaviors; and disruption and volatility within the financial and credit markets.
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
We are subject to a wide and growing array of federal, state, local, and international laws and regulations relating to (among other things), product and food safety, marketing, information security and privacy, pricing, AI, labor and employment, imports and customs, transportation, intellectual property, anti-corruption, and environmental or social matters. These laws and regulations may expand mandatory reporting, increase the scope and complexity of matters that we are required to regulate, assess, and disclose, potentially limit our sourcing flexibility, or require extensive system or other changes that could increase the cost of doing business. Failure to comply could result in harm to our members, employees, workers in the value chain, or others, significant costs to satisfy environmental compliance, remediation or compensatory requirements, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our business, financial condition and results of operations.
The impact of changes to or the introduction of new laws, regulations, and policies and enforcement practices, can be unpredictable. These may require extensive system and operational changes, be difficult to implement, increase the cost of doing business, require significant capital expenditures, adversely impact the products or services we offer, or result in adverse publicity and harm to our reputation. If we fail to comply or respond adequately to changes in laws and regulations, our business, operations and financial performance may be adversely affected.

We are subject to risks associated with the legislative, judicial, accounting, regulatory, political and economic factors specific to the places where we operate, which could adversely affect our business, financial condition and results of operations.
At the end of 2026, we operated 292 warehouses outside of the U.S. (31% of all warehouse locations), and we plan to continue expanding our international operations. Future operating results internationally could be negatively affected by a variety of factors, many similar to those we face in the U.S., certain of which are beyond our control. These factors include political and economic conditions, regulatory constraints, currency regulations, policy changes, and other matters where we operate, now or in the future. Other factors that may impact international operations include foreign trade (including tariffs and trade sanctions), monetary and fiscal policies, and the laws and regulations of the U.S. and foreign governments, agencies and similar organizations, international conflicts, and risks associated with having major facilities in locations which have been historically less stable than the U.S. Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and difficulty in enforcing intellectual property rights. New reporting obligations globally are increasing the cost and complexity of doing business.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.
Accounting principles and related pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are relevant to our business, including self-insurance liabilities, are highly complex and involve subjective assumptions, estimates, and judgments by our management. Changes in rules or interpretation or changes in underlying assumptions, estimates, or judgments by our management could significantly change our reported or expected financial performance and have a material impact on our consolidated financial statements.
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act and otherwise.
Section 404 of the Sarbanes-Oxley Act of 2002 requires management assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements, and adversely impact our stock price. Uncertainties around our developing systems concerning controls for non-financial reporting also create risks.
Changes in federal, state and foreign tax rates and legislation, could adversely affect our financial condition and results of operations.
We are subject to a variety of taxes and tax collection and remittance obligations related to federal, state, and foreign jurisdictions. At any point in time, we are generally under examination for value added, sales-based, payroll, product, import, or other non-income taxes. We may recognize additional tax expense, be subject to additional tax liabilities, or incur losses and penalties, due to changes in laws, regulations, administrative practices, principles, assessments by authorities, and interpretations related to tax, including tax rules in various jurisdictions. We compute our income-tax provision based on enacted tax rates in the countries in which we operate. As tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision. Additionally, changes in the enacted tax rates or adverse outcomes in tax audits, including transfer pricing disputes, could have a material adverse effect on our financial condition and results of operations.

Failure or perceived failure to meet our environmental, social or governance (ESG) goals or expectations set by changing public interest and government regulation of ESG topics could result in reputational harm or adversely affect our business.
We are committed to doing what is right for the business, our members, employees, and shareholders over the long-term. Costco has set public targets and disclosed intentions for future action regarding sustainability. There are dependencies outside of our control impacting our ability to meet our goals, including but not limited to: economic conditions, ability to access technology at an appropriate cost or scale, the ability to procure sufficient clean energy at competitive market rates to meet future operational and supplier needs, unforeseen operational and implementation challenges, termination or contraction of policies or systems which support our capital investments, and collaboration with third parties. We may not make adequate and timely investments or successfully implement strategies that will effectively achieve our sustainability-related goals. Furthermore, international, federal, state, and local regulatory authorities, private organizations and individuals may challenge our approach to ESG issues, including allegations that we failed in our efforts, should not have undertaken such efforts, or that we improperly engaged other entities in our approach to ESG issues. A failure or perceived failure to meet our goals or otherwise meet evolving and diverse stakeholder expectations could lead to reputational harm. Multiple states have enacted or proposed extended producer responsibility laws requiring us to enact policies and processes and will increase expenses in the form of fees paid to the state governments, or subject us to fines and penalties, among other effects.
Our operations require the treatment and disposal of wastewater, stormwater, and agricultural and food processing wastes, the use and maintenance of refrigeration systems, noise, odor, and dust management, the operation of mechanized processing equipment, and other operations that potentially could affect the environment and public health and safety. Failure to comply with current and future environmental, health and safety standards could result in the imposition of fines and penalties, illness or injury of our employees, and claims or lawsuits related to such illnesses or injuries, and temporary closures or limits on the operations of facilities.
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
We undertake regular NIST CSF and CIS 18 Critical Security Controls assessments, conducted by a third-party, to measure program maturity. We have implemented a variety of technologies, leveraging third-party security providers for some, and engage in multiple activities to seek to identify and mitigate vulnerabilities and risks. These include, among other activities, scanning for common vulnerabilities and exposures, penetration tests on internal and external networks, code scans on applications, allowed application listing, configuration management tools, employee awareness and training, and internal and external audits. We also review with various frequencies and on a risk-based priority select third parties with whom we do business, in an effort to reduce the likelihood of security incidents or business interruptions. We maintain cybersecurity insurance that would apply to certain losses arising from significant security incidents.
We maintain a security operations center, supported by external providers and our employees, which provides threat detection and incident response capabilities. We maintain cyber incident response plans and related playbooks in coordination with stakeholders (including legal counsel). Significant incidents are prescribed to be escalated to a Cybersecurity Materiality Committee to assess materiality based on qualitative and quantitative factors and evaluate disclosure and corrective action. The Committee is composed of a cross-divisional group of executives representing the core business functions of Information Technology and Security, Operations, Administration, Finance and Accounting, and Legal. We conduct periodic tabletop exercises, including at the executive level, to review our response processes and incident management procedures.
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

Our information security organization is led by our CISO, who joined us in December 2025 and brings over 20 years of relevant cybersecurity and leadership experiences across various industries, primarily pharmacy, finance, and consulting. The CISO is responsible for cybersecurity engineering and architecture, cybersecurity operations, incident response, threat intelligence, identity and access management, cybersecurity risk and compliance, and vulnerability management. Our CISO reports to our CIDO, who has more than 30 years of experience in which he has led global digital responsibilities, including leading global cyber teams. Our CIDO reports to the Chief Executive Officer.
Risks from Material Cybersecurity Threats
We and our third-party service and merchandise providers have experienced cybersecurity incidents and threats. Based on the information available as of the date of this Form 10-K, we are not aware of any risks from actual cybersecurity incidents that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. It is possible that there have been intrusions into our systems that have not been identified by our controls and procedures and that might manifest in significant events at a later time. There can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing will be sufficient to protect our systems, information, or other property. See “Risk Factors” in Item 1A of this Form 10-K for more information on our cybersecurity-related risks.
Item 2—Properties
Warehouse Properties
At August 30, 2026, we operated 939 membership warehouses:

	Own Land and Building	Lease Land and/or Building(1)	Total
United States and Puerto Rico	536	111	647
Canada	96	19	115
Other International	123	54	177
Total	755	184	939
_______________
(1)136 of the 184 leases are land-only leases, where Costco owns the building.
At the end of 2026, our warehouses contained 138.7 million square feet of operating floor space: 96.6 million in the U.S.; 16.6 million in Canada; and 25.5 million in Other International. Total square feet associated with distribution and logistics facilities were 33.6 million. Additionally, we operate various processing, packaging, manufacturing, and other facilities to support our business, which includes the production of certain private-label items.
Item 3—Legal Proceedings
See discussion of Legal Proceedings in Note 10 to the consolidated financial statements included in Item 8 of this Report.
Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
Our common stock is traded on the NASDAQ Global Select Market under the symbol “COST.” On September 29, 2026, we had 10,703 stockholders of record.
Payment of dividends is subject to declaration by the Board of Directors. Factors considered in determining dividends include our profitability and expected capital needs. Subject to these qualifications, we presently expect to continue to pay dividends on a quarterly basis.
Issuer Purchases of Equity Securities
The following table sets forth information on our common stock repurchase activity for the fourth quarter of 2026 (dollars in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased under the Program
May 11—June 7, 2026	60,000	$1,010.13	60,000	$1,298
June 8—July 5, 2026	64,000	961.15	64,000	1,237
July 6—August 2, 2026	65,000	939.11	65,000	1,176
August 3—August 30, 2026	64,000	951.03	64,000	1,115
Total fourth quarter	253,000	$964.62	253,000
_______________
(1)Our share repurchase program is conducted under a $4,000 authorization approved by our Board of Directors in January 2023, which expires in January 2027.

Performance Graph
The following graph compares the cumulative total shareholder return assuming reinvestment of dividends on an investment of $100 in Costco common stock, S&P 500 Index, and the S&P Retail Select Index over the five years from August 29, 2021, through August 30, 2026. The S&P Retail Select Index comprises stocks in the S&P Total Market Index that are classified in the GICS Apparel Retail, Automotive Retail, Broadline Retail, Computer & Electronic Retail, Consumer Staples Merchandise Retail, Drug Retail, Food Retailers, and Other Specialty Retail sub-industries.

Comparison of 5-Year Cumulative Total Returns
400
300
200
100
0
2021
2022
2023
2024
2025
2026
Costco
S&P 500
S&P Retail Select

The following graph provides information concerning average sales per warehouse over a 10-year period.

Average Sales Per Warehouse*
(Sales In Millions)
Year Opened	# of Whses
2026	25										$187
2025	24									$192	219
2024	29								$170	192	217
2023	23							$151	166	186	209
2022	23						$150	158	179	201	226
2021	20					$140	158	172	187	210	234
2020	13				$132	152	184	193	215	240	268
2019	20			$129	138	172	208	216	226	242	262
2018	21		$116	119	141	172	202	214	231	245	264
2017 & Before	741	$163	178	185	196	223	254	263	274	286	306

Totals	939	$163	$176	$182	$192	$217	$245	$252	$260	$272	$292
		2017	2018	2019	2020	2021	2022	2023	2024	2025	2026
		Fiscal Year
*First year sales annualized.
2017 and 2023 were 53-week fiscal years but have been normalized for purposes of comparability.
Item 6—Reserved

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in millions, except per share, share, percentages and warehouse count data)
OVERVIEW
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2026 compared to 2025. For discussion related to the results of operations and changes in financial condition for 2025 compared to 2024 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2025 Form 10-K, which was filed with the Securities and Exchange Commission on October 8, 2025.
We believe that the most important driver of our profitability is increasing net sales, particularly comparable sales. Net sales includes our core merchandise categories (foods and sundries, non-foods, and fresh foods), warehouse ancillary (gasoline, pharmacy, food court, optical, hearing aids, and tire installation), and other businesses (e-commerce, business centers, travel, and other). E-commerce and business center sales are allocated to the appropriate merchandise categories in the Net Sales discussion. The Executive reward earned by our Executive members reduces net sales and is allocated to the category in which the reward is generated (core merchandise categories, warehouse ancillary, and other businesses). Comparable sales is defined as net sales from warehouses operating for more than one year, including remodels, relocations, and expansions. Digitally-enabled comparable sales is defined as sales initiated through a digital device, whether fulfilled through a warehouse, distribution center, or Costco Travel, operating for more than one year. Comparable sales metrics are intended as supplemental information and are not a substitute for net sales presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and should be reviewed in conjunction with results reported in accordance with U.S. GAAP. Comparable sales growth is achieved through increasing shopping frequency from new and existing members and the amount they spend on each visit (average ticket). Sales comparisons can also be particularly influenced by certain factors that are beyond our control: fluctuations in currency exchange rates (with respect to our international operations) and inflation or deflation in the cost of gasoline and associated competitive conditions. The higher our comparable sales exclusive of these items, the more we can leverage our selling, general and administrative (SG&A) expenses, reducing them as a percentage of sales and enhancing profitability. Generating comparable sales growth is foremost a question of making available the right merchandise at the right prices, a skill that we believe we have repeatedly demonstrated over the long-term. Another substantial factor in net sales growth is the health of the economies in which we do business, including the effects of inflation or deflation, especially the United States. Net sales growth and gross margins are also impacted by competition, which is vigorous and widespread, across a wide range of global, national, and regional wholesalers and retailers, including those with e-commerce operations. While we cannot control or reliably predict general economic health or changes in competition, we believe that we have been successful, historically, in adapting our business to these changes, such as through adjustments to our pricing and merchandise mix, including increasing the penetration of our private-label items, and through online offerings.
Our philosophy is to provide our members with quality goods and services at competitive prices. We do not focus in the short-term on maximizing prices charged, but instead seek to maintain what we believe is a perception among our members of our “pricing authority” – consistently providing the most competitive values. Our net sales and gross margin are influenced in part by our merchandising and pricing strategies in response to cost increases. Those strategies can include, but are not limited to, working with our suppliers to share in absorbing cost increases, earlier-than-usual purchasing and in greater volumes, sourcing in the countries and regions where items are sold, as well as passing cost increases on to our members. Our investments in merchandise pricing may include reducing prices on merchandise to drive sales or meet competition and holding prices steady despite cost increases instead of passing the increases on to our members, negatively impacting gross margin and gross margin as a percentage of net sales (gross margin percentage) in the near term. Gross margin is also impacted by our digitally-enabled businesses, domestically and internationally, some of which have a lower gross-margin percentage than our warehouse operations.
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
We also achieve net sales growth by opening new warehouses. As our warehouse base grows and available and desirable sites become more difficult to secure, square footage growth becomes a comparatively less substantial component of growth. Negative aspects of such growth include lower initial operating profitability relative to existing warehouses and cannibalization of sales at existing warehouses when openings occur in existing markets. Our rate of square footage growth is generally higher in many of our international markets, due to the smaller base in those markets, and we expect that to continue.
The membership format is integral to our business and profitability. This format is designed to reinforce member loyalty and provide continuing fee revenue. The extent to which we achieve growth in our membership base, increase the penetration of Executive memberships, and sustain high renewal rates materially influences our profitability. Our renewal rate, which excludes affiliates of Business members, is a trailing calculation that captures renewals during the period seven to eighteen months prior to the reporting date. Our paid-membership growth rate may be adversely impacted when warehouse openings occur in existing markets as compared to new markets. Our worldwide renewal rate is adversely impacted by membership growth in certain international markets and a higher penetration of memberships sold online, including through digital membership promotions, which renew at a slightly lower rate on average.
Our financial performance depends heavily on controlling costs. While we believe that we have achieved successes in this area, some significant costs are partially outside our control, particularly health care and utility expenses. With respect to the compensation of our employees, our philosophy is not to seek to minimize their wages and benefits. Rather, we believe that achieving our longer-term objectives of reducing employee turnover, increasing productivity, and enhancing employee satisfaction requires maintaining compensation levels that are better than the industry average for much of our workforce. This may cause us, for example, to absorb costs that other employers might seek to pass through to their workforces. Because our business operates on very low margins, modest changes in various items in the consolidated statements of income, particularly merchandise costs and SG&A expenses, can have substantial impacts on net income.
Our operating models are generally the same across our U.S., Canadian, and Other International operating segments (see Note 11 to the consolidated financial statements included in Item 8 of this Report). Certain operations in the Other International segment have relatively higher rates of square footage growth, lower wage and benefit costs as a percentage of sales, less or no direct membership warehouse competition, or lack business delivery or Costco operated e-commerce sites.
In discussions of our consolidated operating results, we refer to the impact of changes in foreign currencies relative to the U.S. dollar, which are differences between the foreign-exchange rates we use to convert the financial results of our international operations from local currencies into U.S. dollars. This impact is calculated based on the difference between the current and prior period's exchange rates. The impact of changes in gasoline prices on net sales is calculated based on the difference between the current and prior period's average price per gallon. Results expressed excluding the impacts of foreign-

exchange and gasoline prices are intended as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP and should be reviewed in conjunction with results reported in accordance with U.S. GAAP.
Our fiscal year ends on the Sunday closest to August 31. References to 2026, 2025, and 2024 relate to the 52-week fiscal years ended August 30, 2026, August 31, 2025, and September 1, 2024. Certain percentages presented are calculated using actual results prior to rounding.
Highlights for 2026 include:
•We opened 28 new warehouses, including three relocations, for a total of 25 net new warehouses: 18 in the U.S., five in our Canadian segment, and two in our Other International segment, compared to 27 new warehouses, including three relocations, in 2025;
•Net sales increased 10% to $297,247, driven by an increase in comparable sales and sales at new warehouses;
•Higher gasoline prices positively impacted net sales by $3,501, or 130 basis points, and changes in foreign currencies positively impacted net sales by $1,332, or 49 basis points;
•Membership fee revenue increased 11% to $5,907, driven by new member sign-ups, membership fee increases, and upgrades to Executive membership;
•Gross margin percentage decreased three basis points; it increased 10 basis points excluding the impact of gasoline price inflation;
•SG&A expenses as a percentage of net sales decreased 10 basis points; it increased one basis point excluding the impact of gasoline price inflation;
•The effective tax rate in 2026 was 24.7%, compared to 25.1% in 2025;
•Net income increased 14% to $9,226, $20.76 per diluted share, compared to $8,099, $18.21 per diluted share in 2025; and
•In April, the Board of Directors approved a 13% increase in the quarterly cash dividend.
Tariff Impacts
Beginning in February 2025, the United States imposed tariffs under the International Emergency Economic Powers Act (IEEPA) on certain goods, materials, and products imported into the United States. We paid the government approximately $500 in IEEPA tariffs. In February 2026, the U.S. Supreme Court ruled that the IEEPA tariffs were unlawful. Following this ruling, the government launched a program to administer IEEPA refunds.
We applied the gain contingency model, in accordance with Accounting Standards Codification (ASC) 450-30, “Gain Contingencies,” recognizing recoveries in our consolidated statements of operations only as they were realized. During 2026, we began filing for refunds and received $184, made up of $174 in refunds, recorded as a reduction to merchandise costs, and $10 recorded as interest income. A portion of these refunds was invested in reducing prices for members. Subsequent to 2026, we received $155 in additional refunds and we intend to continue to invest the majority of the refunds in increased value for the member. For a small percentage of transactions where corrections are required, refunds may be delayed as the government continues to implement the IEEPA refund process.

RESULTS OF OPERATIONS
Net Sales

	2026	2025	2024
Net Sales	$297,247	$269,912	$249,625
Increases in net sales:
U.S.	10%	9%	4%
Canada	10%	6%	6%
Other International	12%	8%	9%
Total Company	10%	8%	5%
Increases in comparable sales(1):
U.S.	8%	6%	4%
Canada	8%	5%	7%
Other International	10%	5%	8%
Total Company	8%	6%	5%
Increases in comparable sales excluding the impact of changes in foreign-currency and gasoline prices(1):
U.S.	7%	7%	5%
Canada	7%	8%	8%
Other International	6%	8%	8%
Total Company	7%	8%	6%
_______________
(1)Comparable sales for 2024 were calculated using comparable retail weeks.

Net sales increased $27,335 or 10% during 2026. The improvement was primarily attributable to an increase in comparable sales of $22,457 or 8%. Comparable sales were positively impacted by increases of 5% in average ticket and 3% in shopping frequency. The remaining increase in net sales was driven by sales at the 25 net new warehouses opened since the end of 2025.
Digitally-enabled comparable sales increased 21% during 2026, both as reported and excluding the impact of changes in foreign currencies.
Sales increased $17,136 or 8% in core merchandise categories, increasing in all categories. Sales in warehouse ancillary and other businesses increased $10,199, or 20%, led by gasoline and pharmacy.
Higher gasoline prices positively impacted net sales by $3,501, or 130 basis points, with a 12% increase in the average price per gallon. The volume of gasoline sold increased 7%, positively impacting net sales by $1,913, or 71 basis points.
Changes in foreign currencies relative to the U.S. dollar positively impacted net sales by $1,332, or 49 basis points, attributable to our Other International and Canadian operations.
Membership Fees

	2026	2025	2024
Membership fees	$5,907	$5,323	$4,828
Membership fee revenue increased 11% in 2026, driven by new member sign-ups, membership fee increases, and upgrades to Executive memberships. At the end of 2026, member renewal rates were 92.3% in the U.S. and Canada and 89.8% worldwide.

As previously reported, we increased annual membership fees in the U.S. and Canada, effective September 1, 2024. We account for membership fee revenue on a deferred basis, recognized ratably over the one-year membership period. The fee income increase accounted for approximately 30% and 40% of membership income growth during 2026 and 2025.
Gross Margin

	2026	2025	2024
Net sales	$297,247	$269,912	$249,625
Less merchandise costs	264,279	239,886	222,358
Gross margin	$32,968	$30,026	$27,267
Gross margin percentage	11.09%	11.12%	10.92%
Gross margin percentage decreased three basis points. Excluding the impact of gasoline price inflation on net sales, gross margin percentage was 11.22%, an increase of 10 basis points. This increase was positively impacted by 19 basis points in warehouse ancillary and other businesses, primarily gasoline and pharmacy, offset by an 11 basis point decrease in core merchandise categories. The majority of the increase in warehouse ancillary and other businesses and the decrease in core merchandise categories was due to the change in sales mix as warehouse ancillary and other businesses sales grew at a faster rate than core merchandise categories. Core merchandise categories were also negatively impacted by our co-branded credit card program as a result of reward costs associated with higher gasoline sales. IEEPA tariff refunds, net of investment in price reductions for members, positively impacted gross margin by three basis points.
The gross margin in core merchandise categories when expressed as a percentage of their own sales increased 15 basis points. The increase was across all categories. Gross margin in warehouse ancillary and other businesses when expressed as a percentage of their own sales decreased 14 basis points, primarily due to gasoline and pharmacy.
Changes in foreign currencies relative to the U.S. dollar positively impacted gross margin by $137, attributable to our Other International and Canadian operations.
Selling, General and Administrative Expenses

	2026	2025	2024
SG&A expenses	$27,190	$24,966	$22,810
SG&A expenses as a percentage of net sales	9.15%	9.25%	9.14%
SG&A expenses as a percentage of net sales decreased 10 basis points compared to 2025. SG&A expenses as a percentage of net sales excluding the impact of gasoline price inflation was 9.26%, an increase of one basis point. Changes in foreign currencies relative to the U.S. dollar increased SG&A expenses by $126, attributable to our Other International and Canadian operations. SG&A expenses as a percentage of net sales increased in our Canadian and Other International segments and were flat in our U.S. segment compared to 2025.
Interest Expense

	2026	2025	2024
Interest expense	$145	$154	$169
Interest expense is primarily related to Senior Notes and financing leases. For more information on our debt arrangements, refer to the consolidated financial statements included in Item 8 of this Report.

Interest Income and Other, Net

	2026	2025	2024
Interest income	$601	$469	$533
Foreign-currency transaction gains, net	69	84	26
Other, net	41	36	65
Interest income and other, net	$711	$589	$624
The increase in interest income in 2026 was due to higher cash balances, partially offset by lower interest rates. Foreign-currency transaction gains, net, include revaluation or settlement of monetary assets and liabilities by our Canadian and Other International operations and mark-to-market adjustments for forward foreign-exchange contracts. See Derivatives and Foreign-Currency sections in Note 1 to the consolidated financial statements included in Item 8 of this Report.
Provision for Income Taxes

	2026	2025	2024
Provision for income taxes	$3,025	$2,719	$2,373
Effective tax rate	24.7%	25.1%	24.4%
The effective tax rate for 2026 was favorably impacted by net discrete tax benefits of $83 and $72 related to research and development credits and stock compensation. The effective tax rate for 2025 was favorably impacted by discrete tax benefits of $100 related to stock compensation
The Organization of Economic Cooperation and Development (OECD) introduced a framework to implement a global minimum corporate tax of 15% (referred to as Pillar 2), which was effective for fiscal 2025. Pillar 2 did not have a material impact on our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our significant sources and uses of cash and cash equivalents:

	2026	2025	2024
Net cash provided by operating activities	$15,817	$13,335	$11,339
Net cash used in investing activities	(6,378)	(5,311)	(4,409)
Net cash used in financing activities	(3,355)	(3,775)	(10,764)
Our primary sources of liquidity are cash flows from operations, cash and cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments were $21,301 and $15,284 at August 30, 2026, and August 31, 2025. Of these balances, unsettled credit and debit card receivables represented $2,842 and $2,670. These receivables generally settle within four days.
Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and construction and land purchase obligations. See Notes 4 and 5 to the consolidated financial statements included in Item 8 of this Report for amounts outstanding on August 30, 2026, related to debt and leases.
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
Cash Flows from Operating Activities
Our cash flow provided by operations is primarily from net sales and membership fees. Cash flow used in operations generally consists of payments to merchandise suppliers, warehouse operating costs, including wages and employee benefits, utilities, credit and debit card processing fees, and operating leases. Cash used in operations also includes payments for income taxes. Changes in our net investment in merchandise inventories (the difference between merchandise inventories and accounts payable) is impacted by several factors, including inventory levels and turnover, payment terms with suppliers, and early payments to obtain discounts. Net cash provided by operating activities totaled $15,817 in 2026, compared to $13,335 in 2025. The increase was primarily due to higher operating income, as well as reduced net investment in merchandise inventories. The latter was a result of faster inventory turns and improved payment terms with suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $6,378 in 2026, compared to $5,311 in 2025, and is primarily related to capital expenditures. Net cash from investing activities also includes purchases and maturities of short-term investments.
Capital Expenditure Plans
Our primary requirements for capital are acquiring land, buildings, and equipment for new and remodeled warehouses, information systems, and manufacturing and distribution facilities. In 2026, we spent $6,435 on capital expenditures, and it is our current intention to spend approximately $7,500 during fiscal 2027. These expenditures are expected to be financed with cash from operations, cash and cash equivalents, and short-term investments. We opened 28 new warehouses, including three relocations, in 2026, and plan to open up to 33 new warehouses, including five relocations, in 2027. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs and the economic environment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $3,355 in 2026, compared to $3,775 in 2025. Cash flow used in financing activities primarily related to the payment of dividends, repurchases of common stock, repayments of short-term borrowings and long-term debt, and withholding taxes on stock-based awards. Cash flow provided by financing activities included proceeds from short-term borrowings and issuance of long-term debt.
Long-term Debt
Proceeds from long-term debt in 2026 included three series of Guaranteed Senior Notes totaling approximately $500, at fixed interest rates ranging from 2.620% to 3.680%, issued by our Japan subsidiary, as compared to no proceeds in 2025. Repayments of long-term debt in 2026 totaled $69, as compared to $103 in 2025.
Dividends
Cash dividends declared in 2026 totaled $2,458, $5.54 per share, as compared to $2,183, $4.92 per share, in 2025. In April 2026, the Board of Directors increased our quarterly cash dividend from $1.30 to $1.47 per share.

Share Repurchase Program
On January 19, 2023, the Board of Directors authorized a share repurchase program in the amount of $4,000, which expires in January 2027. During 2026 and 2025, we repurchased 891,000 and 943,000 shares of common stock, at an average price per share of $950.90 and $957.66, totaling $847 and $903. These amounts may differ from the accompanying consolidated statements of cash flows due to changes in unsettled repurchases at the end of each fiscal year. Purchases are made from time to time, as conditions warrant, in the open market or in block purchases, pursuant to plans under SEC Rule 10b5-1. Repurchased shares are retired, in accordance with the Washington Business Corporation Act. The remaining amount available to be purchased under our approved plan was $1,115 at the end of 2026.
Bank Credit Facilities and Commercial Paper Programs
We maintain bank credit facilities for working capital and general corporate purposes. At August 30, 2026, we had borrowing capacity under these facilities of $2,118, compared to $1,220 at the end of 2025. This increase was primarily driven by the renewal and expansion of our U.S. revolving credit facility in August 2026, which increased total borrowing capacity from $400 to $1,000 and extended the maturity date to August 2027, as well as credit facility expansions in our Japan and Mexico subsidiaries. Our Canadian and Other International operations maintain $1,012 of this capacity under bank credit facilities, of which $333 is guaranteed by the Company. There were no short-term borrowings outstanding under the bank credit facilities at the end of 2026. Short-term borrowings were immaterial at the end of 2025 and were included in other current liabilities on the consolidated balance sheets.
We have letter of credit facilities, for commercial and standby letters of credit, totaling $232. The outstanding commitments under these facilities at the end of 2026 totaled $210, most of which were standby letters of credit that do not expire or have expiration dates within one year. The bank credit facilities have various expiration dates, most within one year, and we generally intend to renew these facilities. The amount of borrowings available at any time under our bank credit facilities is reduced by the amount of standby and commercial letters of credit outstanding.
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
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures to very large losses. We use various risk management mechanisms, including a wholly-owned captive insurance subsidiary and a reinsurance program. Liabilities associated with the risks that we retain are not discounted and are estimated using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The costs of claims are highly unpredictable and can fluctuate as a result of inflation rates, regulatory or legal changes, and developments in claim frequency and amounts. While we believe our estimates are reasonable, actual claims and costs could differ significantly from recorded liabilities. Historically, adjustments to our estimates have been immaterial.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment holdings, which are diversified among various instruments considered to be cash equivalents, as defined in Note 1 to the consolidated financial statements included in Item 8 of this Report, as well as short-term investments in government and agency securities with effective maturities of generally three months to ten years at the date of purchase. The primary objective of our investment activities is to preserve principal and secondarily to generate yields. The majority of our short-term investments are in fixed interest-rate securities. These securities are subject to changes in fair value due to interest rate fluctuations.
Our policy limits investments in the U.S. to direct U.S. government and government agency obligations, repurchase agreements collateralized by U.S. government and government agency obligations, U.S. government and government agency money market funds, and insured bank balances. Our Canadian and Other International subsidiaries’ investments are primarily in money market funds and bank certificates of deposit, generally denominated in local currencies.
A 100 basis point change in interest rates as of the end of 2026 would have had an immaterial incremental change in fair market value. For those investments that are classified as available-for-sale, the unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets.
The nature and amount of our long-term debt may vary as a result of business requirements, market conditions, and other factors. As of the end of 2026, long-term debt with fixed interest rates was $6,175. Fluctuations in interest rates may affect the fair value of the fixed-rate debt. See Note 4 to the consolidated financial statements included in Item 8 of this Report for more information on our long-term debt.
Foreign-Currency Risk
Our foreign subsidiaries conduct certain transactions in non-functional currencies, which exposes us to fluctuations in exchange rates. We manage these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of these fluctuations on known future expenditures denominated in a non-functional foreign-currency. The contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries. We seek to mitigate risk with the use of these contracts and do not intend to engage in speculative transactions. For additional information related to the Company's forward foreign-exchange contracts, see Notes 1 and 3 to the consolidated financial statements included in Item 8 of this Report. A hypothetical 10% strengthening of the functional currencies compared to the non-functional currency exchange rates at August 30, 2026, would have decreased the fair value of the contracts by approximately $55 and resulted in an unrealized loss in the consolidated statements of income for the same amount.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Costco Wholesale Corporation and subsidiaries (the Company) as of August 30, 2026 and August 31, 2025, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the fiscal years in the three-year period ended August 30, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 30, 2026 and August 31, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended August 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 6, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Sufficiency of audit evidence over United States and Canada revenue
As discussed in Note 11 to the consolidated financial statements, the Company generated $219,823 million and $40,561 million of total revenue in the United States (U.S.) and Canada, respectively, for the year ended August 30, 2026, which included revenue from membership fees, merchandise sales, and gasoline sales (U.S. and Canada revenue). The processing and recording of U.S. and Canada revenue is dependent upon the use of multiple information technology (IT) systems.
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
October 6, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Costco Wholesale Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Costco Wholesale Corporation and subsidiaries’ (the Company) internal control over financial reporting as of August 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 30, 2026 and August 31, 2025, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the fiscal years in the three-year period ended August 30, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated October 6, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
October 6, 2026

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share data)

	52 Weeks Ended
	August 30, 2026	August 31, 2025	September 1, 2024
REVENUE
Net sales	$297,247	$269,912	$249,625
Membership fees	5,907	5,323	4,828
Total revenue	303,154	275,235	254,453
OPERATING EXPENSES
Merchandise costs	264,279	239,886	222,358
Selling, general and administrative	27,190	24,966	22,810
Operating income	11,685	10,383	9,285
OTHER INCOME (EXPENSE)
Interest expense	(145)	(154)	(169)
Interest income and other, net	711	589	624
INCOME BEFORE INCOME TAXES	12,251	10,818	9,740
Provision for income taxes	3,025	2,719	2,373
NET INCOME	$9,226	$8,099	$7,367
NET INCOME PER COMMON SHARE:
Basic	$20.78	$18.24	$16.59
Diluted	$20.76	$18.21	$16.56
Shares used in calculation (000’s)
Basic	443,953	443,985	443,914
Diluted	444,427	444,803	444,759

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	52 Weeks Ended
	August 30, 2026	August 31, 2025	September 1, 2024
NET INCOME	$9,226	$8,099	$7,367
Foreign-currency translation adjustment and other, net	150	58	(23)
COMPREHENSIVE INCOME	$9,376	$8,157	$7,344

The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except par value and share data)

	August 30, 2026	August 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,207	$14,161
Short-term investments	1,094	1,123
Receivables, net	3,959	3,203
Merchandise inventories	19,324	18,116
Other current assets	1,998	1,777
Total current assets	46,582	38,380
OTHER ASSETS
Property and equipment, net	35,633	31,909
Operating lease right-of-use assets	2,697	2,725
Other long-term assets	4,133	4,085
TOTAL ASSETS	$89,045	$77,099
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$22,591	$19,783
Accrued salaries and benefits	5,641	5,205
Accrued member rewards	3,037	2,677
Deferred membership fees	3,006	2,854
Current portion of long-term debt	2,248	75
Other current liabilities	7,429	6,514
Total current liabilities	43,952	37,108
OTHER LIABILITIES
Long-term debt, excluding current portion	3,914	5,713
Long-term operating lease liabilities	2,414	2,460
Other long-term liabilities	2,962	2,654
TOTAL LIABILITIES	53,242	47,935
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred stock $0.005 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.005 par value; 900,000,000 shares authorized; 443,266,000 and 443,237,000 shares issued and outstanding	2	2
Additional paid-in capital	8,830	8,282
Accumulated other comprehensive loss	(1,620)	(1,770)
Retained earnings	28,591	22,650
TOTAL EQUITY	35,803	29,164
TOTAL LIABILITIES AND EQUITY	$89,045	$77,099
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares (000’s)	Amount
BALANCE AT SEPTEMBER 3, 2023	442,793	$2	$7,340	$(1,805)	$19,521	$25,058
Net income	—	—	—	—	7,367	7,367
Foreign-currency translation adjustment and other, net	—	—	—	(23)	—	(23)
Stock-based compensation	—	—	822	—	—	822
Release of vested restricted stock units (RSUs), including tax effects	1,337	—	(315)	—	—	(315)
Repurchases of common stock	(1,004)	—	(18)	—	(680)	(698)
Cash dividends declared	—	—	—	—	(8,589)	(8,589)
BALANCE AT SEPTEMBER 1, 2024	443,126	2	7,829	(1,828)	17,619	23,622
Net income	—	—	—	—	8,099	8,099
Foreign-currency translation adjustment and other, net	—	—	—	58	—	58
Stock-based compensation	—	—	864	—	—	864
Release of vested RSUs, including tax effects	1,054	—	(393)	—	—	(393)
Repurchases of common stock	(943)	—	(18)	—	(885)	(903)
Cash dividend declared	—	—	—	—	(2,183)	(2,183)
BALANCE AT AUGUST 31, 2025	443,237	2	8,282	(1,770)	22,650	29,164
Net income	—	—	—	—	9,226	9,226
Foreign-currency translation adjustment and other, net	—	—	—	150	—	150
Stock-based compensation	—	—	929	—	—	929
Release of vested RSUs, including tax effects	920	—	(361)	—	—	(361)
Repurchases of common stock	(891)	—	(20)	—	(827)	(847)
Cash dividend declared	—	—	—	—	(2,458)	(2,458)
BALANCE AT AUGUST 30, 2026	443,266	$2	$8,830	$(1,620)	$28,591	$35,803
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	52 Weeks Ended
	August 30, 2026	August 31, 2025	September 1, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,226	$8,099	$7,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,674	2,426	2,237
Non-cash lease expense	318	303	315
Stock-based compensation	924	860	818
Deferred income taxes	306	(108)	(60)
Other non-cash operating activities, net	49	(9)	51
Changes in operating assets and liabilities:
Merchandise inventories	(1,153)	559	(2,068)
Accounts payable	2,755	404	1,938
Other operating assets and liabilities, net	718	801	741
Net cash provided by operating activities	15,817	13,335	11,339
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(6,435)	(5,498)	(4,710)
Purchases of short-term investments	(788)	(1,028)	(1,470)
Maturities of short-term investments	811	1,141	1,790
Other investing activities, net	34	74	(19)
Net cash used in investing activities	(6,378)	(5,311)	(4,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term borrowings	(577)	(862)	(920)
Proceeds from short-term borrowings	553	816	928
Repayments of long-term debt	(69)	(103)	(1,077)
Proceeds from issuance of long-term debt	496	—	498
Tax withholdings on stock-based awards	(361)	(393)	(315)
Repurchases of common stock	(848)	(903)	(700)
Cash dividend payments	(2,458)	(2,183)	(9,041)
Financing lease payments and other financing activities, net	(91)	(147)	(137)
Net cash used in financing activities	(3,355)	(3,775)	(10,764)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(38)	6	40
Net change in cash and cash equivalents	6,046	4,255	(3,794)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	14,161	9,906	13,700
CASH AND CASH EQUIVALENTS END OF YEAR	$20,207	$14,161	$9,906

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$103	$106	$129
Income taxes, net	$2,839	$2,917	$2,319
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Capital expenditures included in liabilities	$220	$193	$203
The accompanying notes are an integral part of these consolidated financial statements.

COSTCO WHOLESALE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except share, per share, and warehouse count data)
Note 1—Summary of Significant Accounting Policies
Description of Business
Costco Wholesale Corporation (Costco or the Company), a Washington corporation, and its subsidiaries operate membership warehouses and e-commerce sites based on the concept that offering members low prices on a limited selection of nationally-branded and private-label products in a wide range of merchandise categories will produce high sales volumes and rapid inventory turnover. At August 30, 2026, Costco operated 939 warehouses worldwide: 647 in the United States (U.S.) located in 47 states, Washington, D.C., and Puerto Rico, 115 in Canada, 43 in Mexico, 37 in Japan, 29 in the U.K., 20 in Korea, 15 in Australia, 14 in Taiwan, seven in China, five in Spain, three in France, two in Sweden, and one each in Iceland and New Zealand. The Company operates e-commerce sites in the U.S., Canada, the U.K., Mexico, Korea, Taiwan, Japan, Australia, and China.
Basis of Presentation
The consolidated financial statements include the accounts of Costco and its wholly-owned subsidiaries. All material inter-company transactions among the Company and its consolidated subsidiaries have been eliminated in consolidation.
Fiscal Year End
The Company operates on a 52/53-week fiscal year basis with the year ending on the Sunday closest to August 31. References to 2026, 2025, and 2024 relate to the 52-week fiscal years ended August 30, 2026, August 31, 2025, and September 1, 2024.
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
Reclassification
Reclassifications were made to the 2025 consolidated balance sheet and the 2025 and 2024 consolidated statements of cash flows to conform with current year presentation.
Cash and Cash Equivalents
The Company considers as cash and cash equivalents all cash on deposit, highly liquid investments with a maturity of three months or less at the date of purchase, and proceeds due from credit and debit card transactions with settlement terms of up to four days. Credit and debit card receivables were $2,842 and $2,670 at the end of 2026 and 2025.
Short-Term Investments
Short-term investments generally consist of debt securities (U.S. government and agency securities), with maturities at the date of purchase of three months to ten years. Investments with maturities beyond five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations.

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
Current financial liabilities have fair values that approximate their carrying values. Long-term financial liabilities include the Company's long-term debt, which are recorded on the balance sheet at issuance price and adjusted for unamortized discounts or premiums and debt issuance costs. Discounts, premiums, and debt issuance costs are amortized to interest expense over the term of the loan. The estimated fair value of the Company's long-term debt is based primarily on reported market values, recently completed market transactions, and estimates based upon interest rates, maturities, and credit.

Receivables, Net
Receivables consist primarily of vendor, third-party pharmacy, credit card incentive, reinsurance, and other receivables. Vendor receivables include discounts, volume rebates, and a variety of other programs. Balances are generally presented on a gross basis, separate from any related payable due. In certain circumstances, these receivables may be settled against the related payable to that vendor, in which case the receivables are presented on a net basis. Third-party pharmacy receivables generally relate to amounts due from insurance providers. Credit card incentive receivables primarily represent amounts earned under co-branded credit card arrangements. Reinsurance receivables are held by the Company’s wholly-owned captive insurance subsidiary and primarily represent amounts ceded through reinsurance arrangements gross of the amounts assumed under reinsurance, which are presented within other current liabilities in the consolidated balance sheets. Other receivables primarily consist of amounts due from governmental entities, mostly tax-related items.
The valuation allowance related to receivables was immaterial to the Company's consolidated financial statements at the end of 2026 and 2025.
Merchandise Inventories
Merchandise inventories consist of the following:

	2026	2025
United States	$13,707	$12,868
Canada	2,188	1,907
Other International	3,429	3,341
Merchandise inventories	$19,324	$18,116
Merchandise inventories are stated at the lower of cost or market. U.S. merchandise inventories are valued by the cost method of accounting, using the last-in, first-out (LIFO) basis. The Company believes the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues. The Company records an adjustment each quarter, if necessary, for the projected annual effect of inflation or deflation, and these estimates are adjusted to actual results determined at year-end, after actual inflation or deflation rates and inventory levels have been determined. Due to higher merchandise costs in 2026, a $206 charge was recorded to merchandise costs to increase the cumulative LIFO valuation on merchandise inventories at August 30, 2026. A charge of $142 was recorded in 2025 and an immaterial LIFO benefit was recorded in 2024. Canadian and Other International merchandise inventories are predominantly valued using the cost and retail inventory methods, respectively, using the first-in, first-out (FIFO) basis.
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
Repair and maintenance costs are expensed when incurred. Expenditures for remodels, refurbishments, and improvements that add to or change asset function or useful life are capitalized. Assets removed during the remodel, refurbishment, or improvement are retired. Assets classified as held-for-sale at the end of 2026 and 2025 were immaterial.
The following table summarizes the Company's property and equipment balances at the end of 2026 and 2025:

	Estimated Useful Lives	2026	2025
Land	N/A	$11,265	$10,323
Buildings and improvements	5-50 years	27,775	25,508
Equipment and fixtures	3-20 years	14,850	13,127
Construction in progress	N/A	2,722	1,882
		56,612	50,840
Accumulated depreciation and amortization		(20,979)	(18,931)
Property and equipment, net		$35,633	$31,909
The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate that the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques. There were no impairment charges recognized in 2026, and impairment charges in 2025 and 2024 were immaterial.
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
Goodwill is included in other long-term assets in the consolidated balance sheets. At the end of 2026, 2025, and 2024 goodwill balances in the Company's U.S., Canadian, and Other International operations were $953, $26, and $15, respectively. No impairment charges were recorded in 2026, 2025, or 2024.
Definite-lived intangible assets, which are immaterial, are included in other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over their estimated lives, which approximates the pattern of expected economic benefit.
Insurance/Self-insurance Liabilities
Claims for employee health-care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability, inventory loss, and other exposures are funded predominantly through self-insurance. Insurance coverage is maintained for certain risks to limit exposures to very large losses. The Company uses various risk management mechanisms, including a wholly-owned captive insurance subsidiary and participates in a reinsurance program. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated using historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences, claims, or expenses differ from these assumptions and historical trends. At the end of 2026 and 2025, these insurance liabilities were $2,157 and $1,878 in the aggregate, and were included in accrued salaries and benefits and other current liabilities in the consolidated balance sheets, classified based on their nature.
The captive receives direct premiums, which are netted against the Company’s premium costs in SG&A expenses in the consolidated statements of income. The captive participates in a reinsurance program that includes third-party participants. The participant agreements and practices of the reinsurance program are designed to limit participating members’ individual risk. Income statement adjustments related to the reinsurance program and related impacts to the consolidated balance sheets are recognized as information becomes known. In the event the Company leaves the reinsurance program, the Company retains its primary obligation to the participants for prior activity.
Derivatives
The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. It manages these fluctuations, in part, through the use of forward foreign-exchange contracts, seeking to economically hedge the impact of fluctuations of foreign-exchange on known future expenditures denominated in a non-functional foreign-currency. The contracts relate primarily to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries with functional currencies other than the U.S. dollar. These contracts either do not qualify for or the Company has not elected derivative hedge accounting. The Company seeks to mitigate risk with the use of these contracts and does not intend to engage in speculative transactions. Some of these contracts contain credit-risk-related contingent features that require settlement of outstanding contracts upon certain triggering events. The aggregate fair value amounts of derivative instruments in a net liability position and the amount needed to settle the instruments immediately if the credit-risk-related contingent features were triggered were immaterial at the end of 2026 and 2025. The aggregate notional amounts of open, unsettled forward foreign-exchange contracts were $541 and $1,184 at the end of 2026 and 2025. See Note 3 for information on the fair value of unsettled forward foreign-exchange contracts at the end of 2026 and 2025.
The unrealized gains or losses recognized in interest income and other, net in the consolidated statements of income relating to the net changes in the fair value of unsettled forward foreign-exchange contracts were immaterial in 2026, 2025, and 2024.
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
The Company recognizes foreign-currency transaction gains and losses related to revaluing or settling monetary assets and liabilities denominated in currencies other than the functional currency in interest income and other, net in the consolidated statements of income. Generally, these include the U.S. dollar cash and cash equivalents and the U.S. dollar payables of consolidated subsidiaries revalued to their functional currency. Also included are realized foreign-currency gains or losses from settlements of forward foreign-exchange contracts. These items were immaterial in 2026, 2025, and 2024.
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
The Company accounts for membership fee revenue, net of refunds, on a deferred basis, ratably over the one-year membership period. Deferred membership fees at the end of 2026 and 2025 were $3,006 and $2,854.
In most countries, the Company's Executive members qualify for an Executive reward, generally 2% on qualified purchases, subject to an annual maximum value, which does not expire and is redeemable at Costco warehouses. The Company accounts for this reward as a reduction in sales, net of the estimated impact of non-redemptions (breakage), with the corresponding liability classified as accrued member rewards in the consolidated balance sheets. Estimated breakage is computed based on redemption data. For 2026, 2025, and 2024, the net reduction in sales was $3,383, $3,007, and $2,804.
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
Merchandise Costs
Merchandise costs consist of the purchase price or manufacturing costs of inventory sold, inbound and outbound shipping charges, and all costs related to the Company’s depot, fulfillment, and manufacturing operations, and are reduced by vendor consideration. Merchandise costs also include salaries, benefits, depreciation, and utilities in fresh foods departments and certain ancillary businesses.
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
Retirement Plans
The Company's 401(k) retirement plan is available to all U.S. employees over the age of 18 who have completed 90 days of employment. The plan allows participants to make wage deferral contributions, a portion of which the Company matches. In addition, the Company provides each eligible participant an annual discretionary contribution. The Company also has a defined contribution plan for employees in Canada and contributes a percentage of each employee's wages. Certain subsidiaries in the Company's Other International operations have defined benefit and defined contribution plans, which are immaterial. Amounts expensed under all plans were $1,174, $1,061, and $963 for 2026, 2025, and 2024, and are predominantly included in SG&A expenses in the consolidated statements of income.
Stock-Based Compensation
The Company grants stock-based compensation, primarily to employees and non-employee directors. Grants to executive officers are generally performance-based. Through a series of shareholder approvals, there have been amended and restated plans and new provisions implemented by the Company. Restricted Stock Units (RSUs) are subject to quarterly vesting in the event of retirement or voluntary termination. Recipients are not entitled to vote or receive dividends on unvested and undelivered shares.
For grants issued prior to October 2025, RSUs generally vest over five years, with accelerated vesting provisions for participants reaching specified long-service milestones (25 years of service for employees; five years for non-employee directors). For grants issued in October 2025 and thereafter, RSUs vest over either a three-year schedule with no accelerated vesting or a five-year schedule with long-service acceleration, based on a one-time election made by eligible participants in 2025. RSUs granted to new participants vest over a three-year term with no such acceleration.
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
Recent Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, which requires public business entities on an annual basis to disclose specific categories in the income-tax rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and disclose certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU for the fiscal year ended August 30, 2026, on a prospective basis. See Note 8 for additional information.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued 2024-03, which requires disaggregated disclosures of certain costs and expenses on the income statement on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating the standard.
Note 2—Investments
The Company’s investments were as follows:

2026:	Cost Basis	Unrealized Losses, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$810	$(14)	$796
Held-to-maturity:
Certificates of deposit	298	—	298
Total short-term investments	$1,108	$(14)	$1,094

2025:	Cost Basis	Unrealized Gains, Net	Recorded Basis
Available-for-sale:
Government and agency securities	$783	$3	$786
Held-to-maturity:
Certificates of deposit	337	—	337
Total short-term investments	$1,120	$3	$1,123
Gross unrecognized holding gains and losses on available-for-sale securities were not material for the years ended August 30, 2026, and August 31, 2025. At those dates, there were no available-for-sale securities in a material continuous unrealized-loss position. There were no sales of available-for-sale securities during 2026 or 2025.
The maturities of available-for-sale and held-to-maturity securities at the end of 2026 are as follows:

	Available-For-Sale		Held-To-Maturity
	Cost Basis	Fair Value
Due in one year or less	$126	$126	$298
Due after one year through five years	411	405	—
Due after five years	273	265	—
Total	$810	$796	$298
Note 3—Fair Value Measurement
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the level within the hierarchy reflecting the valuation techniques utilized to determine such fair value:

	Level 2
	2026	2025
Investment in government and agency securities	$796	$786
Forward foreign-exchange contracts, in asset position(1)	1	6
Forward foreign-exchange contracts, in (liability) position(1)	(3)	(14)
Total	$794	$778
 ____________
(1)The asset and liability values are included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
At August 30, 2026, and August 31, 2025, the Company did not hold any Level 1 or 3 financial assets or liabilities that were measured at fair value on a recurring basis. There were no transfers between levels during 2026 or 2025.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Assets and liabilities recognized and disclosed at fair value on a nonrecurring basis include items such as financial assets measured at amortized cost and long-lived nonfinancial assets. These assets are measured at fair value if determined to be impaired. There were no material fair value adjustments to these items during 2026 and 2025. Please see Note 1 for additional information.

Note 4—Debt
Short-Term Borrowings
The Company maintains various short-term bank credit facilities, with a borrowing capacity of $2,118 and $1,220, in 2026 and 2025. This increase was primarily driven by the renewal and expansion of the Company's U.S. revolving credit facility in August 2026, which increased total borrowing capacity from $400 to $1,000 and extended the maturity date to August 2027, as well as credit facility expansions in the Japan and Mexico subsidiaries. There were no short-term borrowings outstanding at the end of 2026, and short-term borrowings were immaterial at the end of 2025.
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
Other long-term debt consists of Guaranteed Senior Notes issued by the Company's Japanese subsidiary, valued using Level 3 inputs. In 2026, the Company’s Japan subsidiary issued three series of Guaranteed Senior Notes, totaling approximately $500, at fixed interest rates ranging from 2.620% to 3.680%. Interest is payable semi-annually, and maturity dates range from June 2031 to June 2041. In 2026, 2025, and 2024 the Japanese subsidiary repaid $69, $103, and $77 of its Guaranteed Senior Notes.
In 2024, the Company repaid the $1,000 outstanding principal balance on its 2.750% Senior Notes.
At the end of 2026 and 2025, the fair value of the Company's long-term debt, including the current portion, was $5,689 and $5,370. The carrying value of long-term debt consisted of the following:

	2026	2025
3.000% Senior Notes due May 2027	$1,000	$1,000
1.375% Senior Notes due June 2027	1,250	1,250
1.600% Senior Notes due April 2030	1,750	1,750
1.750% Senior Notes due April 2032	1,000	1,000
Other long-term debt	1,175	805
Total long-term debt	6,175	5,805
Less unamortized debt discounts and issuance costs	13	17
Less current portion(1)	2,248	75
Long-term debt, excluding current portion	$3,914	$5,713
_____________
(1)Net of unamortized debt discounts and issuance costs.

Maturities of long-term debt during the next five fiscal years and thereafter are as follows:

2027	$2,250
2028	—
2029	136
2030	1,750
2031	161
Thereafter	1,878
Total	$6,175
Note 5—Leases
Information regarding the Company's lease assets and liabilities were as follows:

	2026	2025
Assets
Operating lease right-of-use assets	$2,697	$2,725
Finance lease assets(1)	1,413	1,488
Total lease assets	$4,110	$4,213
Liabilities
Current
Operating lease liabilities(2)	$192	$208
Finance lease liabilities(2)	94	78
Long-term
Operating lease liabilities	2,414	2,460
Finance lease liabilities(3)	1,319	1,401
Total lease liabilities	$4,019	$4,147
 _______________
(1)Included in other long-term assets in the consolidated balance sheets.
(2)Included in other current liabilities in the consolidated balance sheets.
(3)Included in other long-term liabilities in the consolidated balance sheets.

	2026	2025
Weighted-average remaining lease term (years)
Operating leases	19	20
Finance leases	23	25
Weighted-average discount rate
Operating leases	3.20%	3.05%
Finance leases	4.72%	4.63%

The components of lease expense, excluding short-term lease costs and sublease income (which were immaterial), were as follows:

	2026	2025	2024
Operating lease costs(1)	$282	$271	$284
Finance lease costs:
Amortization of lease assets(1)	106	102	97
Interest on lease liabilities(2)	64	63	58
Variable lease costs(1)	195	182	163
Total lease costs	$647	$618	$602
 _______________
(1)Included in selling, general and administrative expenses and merchandise costs in the consolidated statements of income.
(2)Included in interest expense and merchandise costs in the consolidated statements of income.
Supplemental cash flow information related to leases were as follows:

	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows — operating leases	$312	$255	$274
Operating cash flows — finance leases	62	58	58
Financing cash flows — finance leases	89	147	136
Operating lease assets obtained in exchange for new or modified leases	238	294	125
Finance lease assets obtained in exchange for new or modified leases	122	131	200
As of August 30, 2026, future minimum payments during the next five fiscal years and thereafter are as follows:

	Operating Leases(1)	Finance Leases
2027	$252	$146
2028	258	142
2029	226	130
2030	204	118
2031	186	97
Thereafter	2,399	1,657
Total(2)	3,525	2,290
Less amount representing interest	919	877
Present value of lease liabilities	$2,606	$1,413
 _______________
(1)Operating lease payments have not been reduced by expected future sublease income of $90.
(2)Excludes $1,667 of lease payments for leases that have been signed but not commenced.

Note 6—Equity
Dividends
Cash dividends declared in 2026 totaled $2,458 or $5.54 per share, as compared to $2,183 or $4.92 per share in 2025. Dividends in 2024 included a special dividend of $15 per share, resulting in a payment of $6,655. The Company's current quarterly dividend rate is $1.47 per share.
Stock Repurchase Programs
The Company's stock repurchase program is conducted under a $4,000 authorization by the Board of Directors, which expires in January 2027. As of the end of 2026, the remaining amount available under the authorization was $1,115. The following table summarizes the Company’s stock repurchase activity:

	Shares Repurchased (000’s)	Average Price per Share	Total Cost
2026	891	$950.90	$847
2025	943	957.66	903
2024	1,004	695.29	698
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
Summary of Restricted Stock Unit Activity
At the end of 2026, 5,280,000 shares were available to be granted as RSUs, and the following awards were outstanding:
•1,877,000 time-based RSUs, which vest upon continued employment or service over specified periods of time; and
•123,000 performance-based RSUs, of which 67,000 were granted to executive officers subject to the determination of the attainment of performance targets for 2026, which occurred in September 2026. At that time, a portion vested as a result of executive officers who met accelerated vesting provisions. The remaining awards vest upon continued employment over specified periods of time. Please refer to Note 1 for accelerated vesting requirements.

The following table summarizes RSU transactions during 2026:

	Number of Units (in 000’s)	Weighted-Average Grant Date Fair Value
Outstanding at the end of 2025	2,308	$597.00
Granted	1,088	933.56
Vested and delivered	(1,303)	669.59
Forfeited	(93)	696.05
Outstanding at the end of 2026	2,000	$728.17
The weighted-average grant date fair value of RSUs granted was $933.56, $883.46, and $547.26 in 2026, 2025, and 2024. The remaining unrecognized compensation cost related to non-vested RSUs at the end of 2026 was $922 and the weighted-average period of time over which this cost will be recognized is 1.5 years. Included in the outstanding balance at the end of 2026 were approximately 704,000 RSUs vested but not yet delivered.
Summary of Stock-Based Compensation
The following table summarizes stock-based compensation expense and the related tax benefits:

	2026	2025	2024
Stock-based compensation expense	$924	$860	$818
Less recognized income tax benefit	212	183	173
Stock-based compensation expense, net	$712	$677	$645
Note 8—Taxes
Income Taxes
Income before income taxes is comprised of the following:

	2026	2025	2024
Domestic	$9,070	$8,324	$7,255
Foreign	3,181	2,494	2,485
Total	$12,251	$10,818	$9,740

The provisions for income taxes are as follows:

	2026	2025	2024
Federal:
Current	$1,206	$1,395	$1,245
Deferred	328	(42)	48
Total federal	1,534	1,353	1,293
State:
Current	472	449	431
Deferred	21	(18)	(77)
Total state	493	431	354
Foreign:
Current	1,041	955	798
Deferred	(43)	(20)	(72)
Total foreign	998	935	726
Total provision for income taxes	$3,025	$2,719	$2,373
The reconciliation between the statutory tax rate and the effective rate for 2026 is as follows:

	2026
Federal taxes at statutory rate	$2,573	21.0%
State and local income taxes, net of federal income tax effect(1)	402	3.3
Foreign tax effects:
Canada - subnational taxes	185	1.5
Canada - other	(12)	(0.1)
Other foreign jurisdictions	117	1.0
Effect of cross-border tax laws	(46)	(0.4)
Tax credits:
Research and development	(134)	(1.1)
Other tax credits	(99)	(0.8)
Changes in valuation allowance	62	0.5
Nontaxable or nondeductible items	(75)	(0.6)
Changes in unrecognized tax benefits	50	0.4
Other adjustments	2	—
Total	$3,025	24.7%
 _______________
(1)State taxes in California, New York, New Jersey, and Oregon make up the majority (greater than 50%) of the tax effect in this category.

The reconciliation between the statutory tax rate and the effective rate for 2025 and 2024 is as follows:

	2025		2024
Federal taxes at statutory rate	$2,272	21.0%	$2,045	21.0%
State taxes, net	338	3.1	288	3.0
Foreign taxes, net	222	2.1	109	1.1
Employee stock ownership plan (ESOP)	(28)	(0.3)	(120)	(1.2)
Other	(85)	(0.8)	51	0.5
Total	$2,719	25.1%	$2,373	24.4%
The Company's effective tax rate in 2026, 2025, and 2024 included tax benefits of $72, $100, and $45, related to stock compensation. In 2024, tax benefits also included $94 related to the portion of the special dividend payable through the Company's 401(k) plan and a net non-recurring tax benefit of $63 related to a transfer pricing settlement and certain true-ups of tax reserves.
The following is a supplemental schedule of cash paid for income taxes, net of refunds:

2026
U.S. federal	$1,377
U.S. state and local:
California	209
Other	322
Foreign:
Canada	430
Mexico	185
Other	316
Total	$2,839

The components of the deferred tax assets (liabilities) are as follows:

	2026	2025
Deferred tax assets:
Equity compensation	$122	$100
Deferred income/membership fees	398	369
Foreign tax credit carry forward	470	390
Operating lease liabilities	710	699
Accrued liabilities and reserves	1,041	917
Total deferred tax assets	2,741	2,475
Valuation allowance	(641)	(554)
Total net deferred tax assets	2,100	1,921
Deferred tax liabilities:
Property and equipment	(1,372)	(944)
Merchandise inventories	(344)	(305)
Operating lease right-of-use assets	(675)	(670)
Foreign branch deferreds	(107)	(103)
Other	(33)	(31)
Total deferred tax liabilities	(2,531)	(2,053)
Net deferred tax liabilities	$(431)	$(132)
The deferred tax accounts at the end of 2026 and 2025 include deferred income tax assets of $635 and $592, included in other long-term assets; and deferred income tax liabilities of $1,066 and $724, included in other long-term liabilities.
In 2026 and 2025, the Company had valuation allowances of $641 and $554, primarily related to foreign tax credits that the Company believes will not be realized due to carry forward limitations. The foreign tax credit carry forwards are set to expire beginning in fiscal 2030.
The Company generally no longer considers fiscal year earnings of non-U.S. consolidated subsidiaries (other than China) indefinitely reinvested after 2023, in the case of Taiwan, and after 2017, in the case of all other subsidiaries, and has recorded the estimated incremental foreign withholding taxes (net of available foreign tax credits) and state income taxes payable assuming a hypothetical repatriation to the U.S. The Company considers undistributed earnings of certain non-U.S. consolidated subsidiaries, which totaled $3,230, to be indefinitely reinvested and has not provided for withholding or state taxes.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2026 and 2025 is as follows:

	2026	2025
Gross unrecognized tax benefit at beginning of year	$65	$81
Gross increases—current year tax positions	18	9
Gross increases—tax positions in prior years	25	14
Gross decreases—tax positions in prior years	(6)	(38)
Gross decreases—settlements	(8)	(1)
Gross unrecognized tax benefit at end of year	$94	$65
At the end of 2026 and 2025, there were $94 and $65 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

Accrued interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties recognized during 2026 and 2025, and accrued at the end of each respective period were immaterial.
The Company files income tax returns in the U.S., various state and local jurisdictions, and in several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examination for years before fiscal 2018.
Other Taxes
The Company is subject to multiple examinations for value added, sales-based, payroll, product, import, or other non-income taxes in various jurisdictions. In certain cases, the Company has received assessments from the authorities. Possible losses or range of possible losses associated with these matters are either immaterial or an estimate of the possible loss or range of loss cannot be made at this time. If certain matters or a group of matters were to be decided adversely to the Company, it could result in a charge that might be material to the results of an individual fiscal quarter or year.
Note 9—Net Income per Common and Common Equivalent Share
The following table shows the amounts used in computing net income per share and the weighted average number of shares of basic and of potentially dilutive common shares outstanding (shares in 000’s):

	2026	2025	2024
Net income	$9,226	$8,099	$7,367
Weighted average basic shares	443,953	443,985	443,914
RSUs	474	818	845
Weighted average diluted shares	444,427	444,803	444,759
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the dilutive effect of RSUs using the treasury stock method.
Note 10—Commitments and Contingencies
Legal Proceedings
The Company is involved in many claims, proceedings, and litigations arising from its business and property ownership. In accordance with accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be actual losses in excess of amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (considering where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. The Company has recorded an immaterial accrual with respect to some matters described below, in addition to other immaterial accruals for matters not described below. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but monitors for developments that make the contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: the remedies or penalties sought are indeterminate or unspecified; the legal and/or factual theories are not well developed; and/or the matters involve complex or novel legal theories or a large number of parties.
In November 2023, a former employee filed a class action against the Company alleging claims under California law for failure to pay minimum wage, failure to pay overtime, failure to provide meal and rest breaks, failure to provide accurate wage statements, failure to reimburse expenses, failure to pay wages when due, and failure to pay sick pay. Martin Reyes v. Costco Wholesale Corp. (No. 23cv011351; Sacramento County Superior Court), removed to federal court (No. 2:24-cv-00300; E.D. Cal.). A second amended complaint was filed, which the Company has moved to dismiss. In January 2024, the same plaintiff filed a related Private Attorneys General Act (PAGA) representative action, seeking civil penalties and asserting the same alleged underlying Labor Code violations and an additional suitable seating claim. In May 2024, the plaintiff filed an amended PAGA complaint; the Company has denied the material allegations of the complaint and filed a motion to stay the action. The motion was granted on December 18, 2024.
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
In January 2026, a class action on behalf of Washington employees was filed against the Company alleging failure to provide meal periods and rest breaks and to compensate for violations, wage theft, and failure to furnish accurate wage statements. The complaint seeks compensatory and exemplary damages, interest, and attorneys' fees. Madera v. Costco Wholesale Corp. (No. 26-2-02879-6; King County Superior Court). A similar class action was filed in March 2026. Howell v. Costco Wholesale Corp. (No. 26-2-09459-5; King County Superior Court). Howell was subsequently dismissed. The Company has reached an agreement to resolve Madera for an immaterial amount, subject to court approval.
Beginning in December 2017, the United States Judicial Panel on Multidistrict Litigation consolidated numerous cases concerning the impacts of opioid abuses filed against various defendants by counties, cities, hospitals, Native American tribes, third-party payors, and others. In re National Prescription Opiate Litigation (MDL No. 2804) (N.D. Ohio). Cases filed against the Company by counties and cities in Michigan, New Jersey, Oregon, Virginia, and South Carolina, a hospital in Texas, and class actions and individual actions filed on behalf of individuals seeking to recover alleged increased insurance costs associated with opioid abuse in 43 states and American Samoa have been resolved or dismissed. A claim by a third-party payor in Ohio and actions filed on behalf of infants born with opioid-related medical conditions in 40 states remain in the MDL. A claim against the Company filed in federal court outside the MDL by one county in Georgia is pending, and claims filed by certain cities and counties in New York are pending in state court, as are claims by certain county district attorneys in Pennsylvania. Claims against the Company in state courts in New Jersey, Oklahoma, Utah, and Arizona have been dismissed. Claims against the Company in federal court in Georgia and Florida have been dismissed. The Company is defending all of the pending matters remaining.
In June 2025, a former employee filed a class action alleging that the Company restricted workers earning less than twice the minimum wage from having a second job in violation of the Washington law. Gray, et al., v. Costco Wholesale Corp. (No. 25-2-17717-3; King County Superior Court). In October 2025 the court denied the Company’s motion to dismiss. The court certified a class on December 12, 2025. Trial is set for March 1, 2027.
Between September 25 and October 31, 2023, five class action suits were filed against the Company alleging privacy law violations stemming from pixel trackers on Costco.com: Birdwell v. Costco Wholesale Corp., No. C23-02416, Contra Costa County Superior Court; and Scott v. Costco Wholesale Corp., No. 2:23-cv-08808 (C.D. Cal.), now consolidated with R.S. v. Costco Wholesale Corp., No. 2:23-cv-01628 (W.D. Wash.); Groves, et ano., v. Costco Wholesale Corp., No. 2:23-cv-01662 (W.D. Wash.), and Castillo v. Costco Wholesale Corp., under No. 2:34-cv-01548 (W.D. Wash.). The Castillo plaintiffs filed a consolidated complaint on January 26, 2024, which seeks damages, equitable relief, and attorneys’ fees under various statutes, including the Washington Consumer Protection Act, Washington Privacy Act, Washington Uniform Health Care Information Act, Electronic Communications Privacy Act, California

Invasion of Privacy Act, and California Confidentiality of Medical Information Act. The consolidated complaint also alleges breach of implied contract, invasion of privacy, conversion, and unjust enrichment. The Company filed a motion to dismiss the Castillo complaint on March 11, 2024. In November 2024 the court denied the motion to dismiss in substantial part. On May 16, 2024, the parties stipulated to stay Birdwell pending resolution of Castillo. On January 2, and August 22, 2024, the Company received related civil investigative demands from the Washington Attorney General's Office. On January 3, 2024, the Company received a related pre-litigation letter from the Los Angeles Office of the County Counsel. The Company is in the process of responding to both agencies. The Birdwell case was dismissed with prejudice in March 2026.
In October and November 2025, two class actions were filed against the Company alleging violations of consumer protection and other laws arising from the Company's sale of Kirkland Signature tequila products in the United States: Glazer v. Costco Wholesale Corp., Case No. 1:25-cv-25057 (S.D. Fla.); and Salisbury, et al. v. Costco Wholesale Corp., Case No. 2:25-cv-02277 (W.D. Wash.). Plaintiffs allege that the Company's Kirkland Signature tequilas are labeled “100% de Agave” but contain alcohol derived from non-agave sugars. They seek damages, statutory penalties, punitive and treble damages, and disgorgement. The Glazer action was subsequently dismissed without prejudice. An amended complaint was filed in the Salisbury case on March 9, 2026, adding Glazer as an additional named plaintiff. The Company filed a motion to dismiss Salisbury in April 2026.
In March 2026, four class actions were filed against the Company seeking a refund of tariffs paid by the Company under IEEPA that were passed on to members through higher prices. The complaints allege violations of state consumer protection laws and equitable doctrines: Stockov, et al., v. Costco Wholesale Corp. (Case No. 26-cv-02734; N.D. Ill.); Gower, et al., v. Costco Wholesale Corp. (Case No. 26-2-08898-5SEA; King County Superior Court); Ortiz, et al., v. Costco Wholesale Corp. (Case No. 3:26-cv-01164-CVR; D.P.R.); and Briggs, et al., v. Costco Wholesale Corp. (Case No. 2:26-cv-01064; W.D. Wash.). The Company has filed motions to dismiss in Stockov and Gower. The Gower court denied the motion to dismiss on July 17, 2026. A motion seeking discretionary appellate review of that decision is pending.
In June of 2025, a class action was filed related to promotional emails. Zydel v. Costco Wholesale Corp. (Case No. 25-1-16392-0; King County Superior Court). The complaint alleges the emails include “misleading subject lines that encourage recipients to open e-mails on misleading pretenses” and that the subject lines advertised promotional sales with specific time limitations that were misleading, in violation of the Washington Commercial Electronic Mail Act. The Company filed a motion to dismiss the case in August 2025, which was granted in part and denied in part in October 2025. The Company subsequently agreed to a class-wide settlement for an immaterial amount, which is currently in the process of administration. In July 2026, a class action complaint was filed by plaintiff Tracy Jay, alleging deceptive email marketing practices. Jay v. Costco Wholesale Corp. (Case No. 26-2-22333-5SEA; King County Superior Court). Specifically, that Costco sent commercial emails to consumers utilizing false or misleading “limited-time” subject lines, in violation of the Washington Commercial Electronic Mail Act, as well as Indiana’s Deceptive Commercial Electronic Mail Act and Maryland’s Commercial Electronic Mail Act.
The Company does not believe that any pending claim, proceeding, or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows; it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter or year.

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
The chief operating decision maker (CODM) is the Company's Chief Executive Officer, President, and Director. The CODM uses the metrics outlined in the table below, along with internal management reports, to evaluate performance, monitor actual results versus budget and prior year results, and make strategic and operational resource allocation decisions.
The following table provides the revenue, significant expenses, and operating income for the Company's reportable segments:

	2026	2025	2024
United States
Total revenue	$219,823	$200,046	$184,143
Merchandise costs	191,440	174,021	160,573
Selling, general and administrative expenses	20,736	19,147	17,353
Operating income	$7,647	$6,878	$6,217
Canada
Total revenue	$40,561	$36,923	$34,874
Merchandise costs	35,287	32,204	30,543
Selling, general and administrative expenses	3,167	2,870	2,683
Operating income	$2,107	$1,849	$1,648
Other International
Total revenue	$42,770	$38,266	$35,436
Merchandise costs	37,552	33,661	31,242
Selling, general and administrative expenses	3,287	2,949	2,774
Operating income	$1,931	$1,656	$1,420
Total
Total revenue	$303,154	$275,235	$254,453
Merchandise costs	264,279	239,886	222,358
Selling, general and administrative expenses	27,190	24,966	22,810
Operating income	11,685	10,383	9,285
Other income(1)	566	435	455
Income before income taxes	$12,251	$10,818	$9,740
 ____________
(1)Other income consists of interest expense and interest income and other, net.

The following table provides depreciation and amortization and other asset related information for the Company's reportable segments:

	2026	2025	2024
United States
Depreciation and amortization	$2,082	$1,895	$1,730
Additions to property and equipment	5,122	4,215	3,725
Property and equipment, net	25,714	22,790	20,638
Total assets	65,090	54,862	48,816
Canada
Depreciation and amortization	$219	$196	$192
Additions to property and equipment	673	580	351
Property and equipment, net	3,395	2,930	2,602
Total assets	8,026	7,304	6,915
Other International
Depreciation and amortization	$373	$335	$315
Additions to property and equipment	640	703	634
Property and equipment, net	6,524	6,189	5,792
Total assets	15,929	14,933	14,100
Total
Depreciation and amortization	$2,674	$2,426	$2,237
Additions to property and equipment	6,435	5,498	4,710
Property and equipment, net	35,633	31,909	29,032
Total assets	89,045	77,099	69,831
Disaggregated Revenue
The following table summarizes net sales by merchandise category; sales from e-commerce sites and business centers have been allocated to the applicable merchandise categories:

	2026	2025	2024
Foods and Sundries	$116,788	$109,564	$101,463
Non-Foods	77,375	71,190	63,973
Fresh Foods	41,715	37,988	34,220
Warehouse Ancillary and Other Businesses	61,369	51,170	49,969
Total net sales	$297,247	$269,912	$249,625

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of August 30, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of August 30, 2026, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of August 30, 2026. The attestation of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included with the consolidated financial statements in Item 8 of this Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information
During the fiscal quarter ended August 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C—Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10—Directors, Executive Officers, and Corporate Governance
Information relating to the availability of our code of ethics for senior financial officers and a list of our executive officers appear in Part I, Item 1 of this Report. The information required by this Item concerning our directors and nominees for director is incorporated herein by reference to the sections entitled “Proposal 1: Election of Directors,” “Directors,” “Director Biographies,” and “Committees of the Board” in Costco’s Proxy Statement for its 2027 annual meeting of shareholders, which will be filed with the SEC within 120 days of the end of our fiscal year (“Proxy Statement”). We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of our policy is incorporated herein by reference to Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended September 1, 2024.
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
			8-K		3/25/2002

4.2	Form of 1.375% Senior Notes due June 20, 2027		8-K		4/17/2020

4.3	Form of 1.600% Senior Notes due April 20, 2030		8-K		4/17/2020

4.4	Form of 1.750% Senior Notes due April 20, 2032		8-K		4/17/2020

4.5	Form of 2.750% Senior Notes due May 18, 2024		8-K		5/16/2017

4.6	Form of 3.000% Senior Notes due May 18, 2027		8-K		5/16/2017

4.7	Description of Common Stock		10-K	8/28/2022	10/5/2022

10.1*	Costco Wholesale Executive Health Plan		10-K	9/2/2012	10/19/2012

10.2*	2019 Incentive Plan		DEF 14		12/17/2019

10.3*	Seventh Restated 2002 Stock Incentive Plan		DEF 14A		12/19/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date

10.3.1*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Employee		10-Q	11/24/2019	12/23/2019

10.3.2*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - Non-U.S. Employee		10-Q	11/24/2019	12/23/2019

10.3.3*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement-Non-Executive Director		10-Q	11/24/2019	12/23/2019

10.3.4*	2019 Stock Incentive Plan Letter Agreement for 2020 Performance-Based Restricted Stock Units-Executive		10-Q	11/24/2019	12/23/2019

10.3.5*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - U.S. Employee (for awards granted beginning in October 2025).		10-Q	11/23/2025	12/17/2025

10.3.6*	2019 Stock Incentive Plan Restricted Stock Unit Award Agreement - Non-U.S. Employee (for awards granted beginning in October 2025).		10-Q	11/23/2025	12/17/2025

10.4*	Fiscal 2026 Executive Bonus Plan		8-K		10/20/2025

10.5*	Executive Employment Agreement effective January 1, 2024, between Ron Vachris and Costco Wholesale Corporation		10-Q	11/26/2023	12/20/2023

10.5.1*	Executive Employment Agreement effective January 1, 2025, between Ron Vachris and Costco Wholesale Corporation		10-Q	11/24/2024	12/19/2024

10.5.2*	Executive Employment Agreement effective January 1, 2026, between Ron Vachris and Costco Wholesale Corporation		10-Q	11/23/2025	12/17/2025

10.6	Form of Indemnification Agreement		14A		12/13/1999

10.7*	Deferred Compensation Plan		10-K	9/1/2013	10/16/2013

10.8#	Citibank, N.A. Co-Branded Credit Card Agreement and amendments 1 through 13		10-Q	2/16/2025	3/13/2025

19.1	Insider Trading Policy		10-K	9/1/2024	10/9/2024

21.1	Subsidiaries of the Company	x

23.1	Consent of Independent Registered Public Accounting Firm	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Filing Date
31.1	Rule 13a – 14(a) Certifications	x

32.1**	Section 1350 Certifications

97.1	Costco Wholesale Corporation Incentive Compensation Clawback Policy		10-K	9/1/2024	10/9/2024

101.INS	Inline XBRL Instance Document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	x
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
October 6, 2026

COSTCO WHOLESALE CORPORATION (Registrant)

By	/s/ GARY MILLERCHIP
Gary Millerchip Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
October 6, 2026

By	/s/ RON M. VACHRIS	By	/s/ HAMILTON E. JAMES
	Ron M. Vachris Chief Executive Officer, President, and Director		Hamilton E. James Chairman of the Board

By	/s/ GARY MILLERCHIP	By	/s/ TIFFANY M. BARBRE
	Gary Millerchip Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Tiffany M. Barbre Senior Vice President and Corporate Controller (Principal Accounting Officer)

By	/s/ SUSAN L. DECKER	By	/s/ KENNETH D. DENMAN
	Susan L. Decker Director		Kenneth D. Denman Director

By	/s/ HELENA B. FOULKES	By	/s/ SALLY JEWELL
	Helena B. Foulkes Director		Sally Jewell Director

By	/s/ JEFFREY S. RAIKES	By	/s/ GINA M. RAIMONDO
	Jeffrey S. Raikes Director		Gina M. Raimondo Director

By	/s/ JOHN W. STANTON	By	/s/ MARY (MAGGIE) A. WILDEROTTER
	John W. Stanton Director		Mary (Maggie) A. Wilderotter Director